Form 10-K405
period 1997-08-01
ACORN PRODUCTS INC
filed 1997-10-30
CIK 1036713

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended August 1, 1997

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission file number 0-22717

                              ACORN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             22-3265462
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

    500 Dublin Avenue, Columbus, Ohio                             43215
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (614) 222-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Title of Each Class         Name of Each Exchange on Which Registered
         -------------------         -----------------------------------------
Common Stock, par value $.001 per share       Nasdaq National Market

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of October 20, 1997, the aggregate market value of the shares of Common Stock (based on the last sale price of the Common Stock on the Nasdaq National Market on that date) held by non-affiliates of the registrant was approximately $36,405,632.

         As of October 20, 1997, 6,464,105 shares of Common Stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on December 9, 1997 are incorporated by reference in Part III.

                               TABLE OF CONTENTS

                                        DESCRIPTION                                               PAGE
                                        -----------                                               ----
Table of Contents                                                                                   2

Part I                                                                                              3

  Item. 1     Business                                                                              3

  Item 2.     Properties                                                                           11

  Item 3.     Legal Proceedings                                                                    12

  Item 4.     Submission of Matters to a Vote of Security Holders                                  12

Part II                                                                                            13

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                13

  Item 6.     Selected Financial Data                                                              14

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of           16
              Operations

  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                           23

  Item 8.     Financial Statements and Supplementary Data                                          23

  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial            41
              Disclosure

Part III                                                                                           43

  Item 10.    Directors and Executive Officers of the Registrant                                   43

  Item 11     Executive Compensation                                                               43

  Item 12     Security Ownership and Certain Beneficial Owners and Management                      43

  Item 13.    Certain Relationships and Related Transactions                                       43

Part IV                                                                                            43

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                      43

Signatures                                                                                         46

                                     PART I

ITEM 1.  BUSINESS

         As used in this Annual Report on Form 10-K and except as the context otherwise may require, the "Company" means Acorn Products, Inc. ("Acorn") and its subsidiary UnionTools, Inc. ("UnionTools"). References to the Company's fiscal year mean the fiscal year ended on the Friday closest to July 31 of the applicable year (e.g., fiscal 1997 means the fiscal year ended August 1, 1997. As used in this Annual Report on Form 10-K, "Ace Hardware" refers to Ace Hardware Corp., "Agway" refers to Agway, Inc., "Cotter & Company" refers to Cotter & Company, "Fred Meyer" refers to Fred Meyer, Inc., "Frank's Nursery" refers to Frank's Nursery & Crafts Inc., "HomeBase" refers to HomeBase, Inc., "Kmart" refers to Kmart Corporation, "Payless Cashways" refers to Payless Cashways, Inc., "Sears" refers to Sears, Roebuck & Company and "Home Depot" refers to The Home Depot, Inc. Lady Gardener(R), Perfect Cut(R), Pro Force(R), Razor-Back(R), Union(R), UnionPro(R) and Yard `n Garden(R) are registered trademarks of the Company. Agway(R) is a registered trademark of Agway. Green Thumb(R) and True Value(R) are registered trademarks of Cotter & Company. Frank's(R) is a registered trademark of Frank's Nursery. Craftsman(R) and Sears(R) are registered trademarks of Sears. Scotts(R) is a registered trademark of The Scotts Company.

FORWARD-LOOKING INFORMATION

         The Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as the same may be amended from time to time.

GENERAL

         Founded in 1890, the Company is a leading manufacturer and marketer of non-powered lawn and garden tools in the U.S. The Company's principal products include long handle tools (such as forks, hoes, rakes and shovels), snow tools, posthole diggers, wheelbarrows, striking tools, cutting tools and hose reels. The Company sells its products under a variety of well-known brand names, including Razor-Back, Union, Yard `n Garden, Perfect Cut and, pursuant to a license agreement, Scotts. In addition, the Company manufactures private label products for a variety of retailers, including products sold under Sears' Craftsman and Cotter & Company's True Value brand names. The Company's customers include mass merchants such as Sears, Kmart and Fred Meyer, home centers such as Home Depot, HomeBase, and Payless Cashways, buying groups such as Cotter & Company and Ace Hardware and farm and industrial distributors.

BUSINESS STRATEGY

         Over the past six years the Company has implemented a business strategy designed to transform it from a manufacturing-oriented industrial company into a marketing-oriented consumer products company. The central elements of the Company's approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling.

    * Market Segmentation Strategy. The Company has developed a family of brands, each targeted to one or more specific consumer segments and price-points. The Company's products and brands are differentiated by price, features and warranty, as well as by the materials and production processes used.

    * Merchandising Strategy. The Company was the first in the long handle tool segment of the non-powered lawn and garden industry to successfully implement sophisticated merchandising and marketing programs. The Company's merchandising programs are designed to (i) create brand identification among goods historically treated as commodities and (ii) increase retail sales while reducing the amount of sales support needed from the retailer's employees. The Company uses innovative product labeling and point-of-sale signage and racking to highlight the comparative value and quality of products within and among the Company's brands. Products within the Company's Union, Scotts and Perfect Cut lines are merchandised using the Company's trademarked "Good/Better/Best" format. Where adequate shelf-space is available, the Company also merchandises its brands together, from the Company's opening price-point Yard `n Garden brand to its best-quality Razor-Back brand, using a similar value positioning technique. The Company believes that its merchandising strategy facilitates comparison shopping and encourages consumers to purchase higher price-point products.

GROWTH STRATEGY

         The Company believes that it can leverage the success of its business strategy through the implementation of the following growth strategies:

    *    Increase Penetration in High Growth Distribution Channels. The
         Company believes that certain distribution channels, such as home centers and mass merchants, are growing more rapidly than the overall industry. The Company believes that it can continue to increase its sales in these high growth distribution channels through its unique combination of brand names, innovative merchandising techniques and high quality products. For example, in August 1996, after the Company demonstrated the effectiveness of its market segmentation and merchandising strategies in a select number of Home Depot stores, Home Depot selected the Company as the supplier of long handle tools for all new Home Depot stores in new markets and for 50 existing Home Depot stores. As of the end of fiscal 1997, the Company supplied long handle tools to 91 Home Depot stores. Home Depot has indicated that it expects to open over 450 additional stores over the next five years, primarily in new markets. In addition, the Company has been a continuous supplier to Sears for over 80 years and the primary supplier of long handle tools to Sears for over 50 years. In five of the last six years, the Company has received the prestigious "Partners in Progress" trophy awarded to approximately 80 of Sears' 10,000 suppliers. Sears has indicated that it expects to open or acquire over 500 additional non-mall hardware stores over the next five years. There can be no assurance that either Home Depot or Sears will open such additional stores or, if opened, that the Company will be chosen to supply its products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for the Company or that such stores will not result in a reduction of sales to the Company's other customers, whether through consolidation or otherwise.

    * Develop Product Line Extensions. The Company believes that product line extensions allow the Company to increase sales with minimal incremental expenditures. The Company expanded its cutting tool and striking tool product lines with the introduction in August 1995 of Perfect Cut pruning shears and loppers and Razor-Back mattocks, picks, axes, hammers and bars. In August 1996, the Company introduced the Lady Gardener line of tools, which are ergonomically designed for female gardeners. In August 1997, the Company introduced a unique hose-reel line designed and manufactured by the Company, as well as a line of wheelbarrows manufactured in conjunction with the Company's Mexican joint-venture partner.

    * Complete Strategic Acquisitions. The Company intends to increase its presence in certain segments of the lawn and garden industry through selective acquisitions and to increase operating efficiencies through vertical integration. Consistent with this strategy, in February 1997, the Company acquired an injection molding facility from one of the Company's largest suppliers of plastics parts. The Company's Credit Facility contains a $35 million acquisition facility, approximately
         $29 million of which was available at August 1, 1997. There can be no assurance that the Company will be able to identify attractive acquisition opportunities, obtain sufficient financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, there can be no assurance that the Company will be successful in integrating acquired businesses into its existing operations or that such integration will not result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Such acquisitions may result in the incurrence of additional indebtedness by the Company or the issuance of preferred stock or additional Common Stock. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making acquisitions or causing the Company to refrain from making further acquisitions.

DISPOSITION OF NON-LAWN AND GARDEN BUSINESS

         In December 1996, the Company sold substantially all of the assets of VSI Fasteners, Inc. ("VSI"), a distributor of packaged fasteners, for approximately $6.9 million, plus the assumption of approximately $2.3 million of related liabilities. In August 1997, the Company sold substantially all of the assets of McGuire-Nicholas Company, Inc. ("McGuire-Nicholas"), a manufacturer and distributor of leather, canvas and synthetic fabric tool holders and work aprons, for approximately $4.7 million, plus the assumption of approximately $4 million of related liabilities. Final determination of Acorn's proceeds from the disposition of McGuire-Nicholas remains subject to certain closing balance sheet adjustments. VSI's and McGuire-Nicholas' results of operations are shown as "Loss from Discontinued Operations" in the Selected Consolidated Financial Data and the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. As a result of the disposition of VSI and McGuire-Nicholas, UnionTools is the Company's only remaining operating subsidiary.

INDUSTRY

         The non-powered lawn and garden tool industry is mature and, due in part to the low-cost nature of non-powered equipment, generally is non-cyclical. The Company believes that demand for non-powered lawn and garden tools generally is driven by the desire of do-it-yourself ("DIY") consumers to maintain and landscape residential properties and the need of industrial and farm professionals to acquire and utilize high-quality tools that will aid them in efficiently completing their jobs. Industry sources estimate that the consumer market for lawn and garden tools (which excludes the professional and industrial markets) generated approximately $550 million in revenues in 1994, an increase of approximately 5% over 1993 estimates. The non-powered lawn and garden tool market is comprised of the following product categories: long handle tools, garden hose, hose attachments, cutting tools, hose reels, sprayers, wheelbarrows and spreaders. The Company believes that long handle tools comprise the largest segment of the non-powered lawn and garden tool market.

         The Company believes that the lawn and garden industry is the beneficiary of several trends suggesting a growing demand for lawn and garden tools, including the following:

    * Demographic Trends. According to industry sources, consumers age 45 to 54 represent the largest age group of lawn and garden enthusiasts. Industry sources estimate that this group will increase by approximately 54% from 1988 to 2000 as "baby boomers" age.

    * Lifestyle Trends. Industry sources estimate that approximately 80 million households in the U.S. purchased lawn and garden equipment in 1994. The Company believes that increased environmental awareness, greater interest in healthy lifestyles and heightened concerns regarding the maintenance of property values will continue to increase the popularity of lawn and garden activities, particularly among young adults. In addition, the success of several new gardening publications has contributed to the increased popularity of gardening and the greater sophistication of lawn and garden consumers.

    * Housing Starts and Sales of Existing Homes. New housing starts often represent an addition to the overall number of consumers in the lawn and garden tool market and, accordingly, an increase in demand. Consumers moving into new homes often spend substantially on landscaping, including the purchase of lawn and garden equipment.

PRODUCTS AND BRANDS

         Product Lines

         The Company sells over 1,000 SKUs of non-powered lawn and garden tools. The Company designs, manufactures and markets tools in the following product lines: (i) shovels and scoops; (ii) other steel products, such as hoes, forks, scrapers and rakes; (iii) garden hand tools and posthole diggers; (iv) snow tools, such as shovels and pushers; and (v) other products such as hose reels, repair handles, weeders, edging tools and brooms. In addition, the Company sells wheelbarrows manufactured in conjunction with its Mexican joint-venture partner and cutting and striking tools purchased from outside equipment manufacturers. The Company also manufactures proprietary custom molded products and component parts for other manufacturers and distributors, as well as plastic components used in the Company's products.

         Brand Positioning

         Pursuant to its market segmentation strategy, the Company has developed a family of brands, each targeted to one or more specific consumer segments and price-points. The Company's products and brands are differentiated by price, features and warranty (up to a lifetime warranty). Product grades also differ with respect to the materials and production processes used. For example, the steel components of the Company's Razor-Back line are heavy-gauge and forged in order to maximize the product's strength and durability, while the Company's Yard `n Garden products are made with lighter gauge components. The Company carefully monitors its products and searches for growth opportunities that result from changes in market segments. For example, the Company repositioned the Razor-Back brand to cater to the growing population of serious DIY consumers by updating the brand image, introducing product line extensions and developing new promotional campaigns. The Company's major brands are described below.

         Razor-Back. The Company sells a full line of best-quality, industrial duty tools for farm, industrial and professional users under the Razor-Back name. The brand enjoys a strong franchise with agricultural and industrial professionals and is widely acknowledged as the quality and performance standard for the long handle tool industry. In 1995, the Company expanded the brand with a high quality line of cutting and striking tools. The Razor-Back line is sold primarily through home center, hardware store, industrial distributor and farm sector distribution channels.

         Union Pro. The Company sells a limited line of high quality, industrial duty tools for farm, industrial and professional users under the Union Pro name. The Union Pro line is sold primarily through industrial distributor and farm sector distribution channels.

         Union. The Union line generates the largest sales volume for the Company. Under the Union name, the Company sells a full line of medium-quality, professional duty tools with a wide range of features, quality points and performance levels designed to match the needs of tradesmen and serious DIY consumers. The Union line is sold through all distribution channels except warehouse clubs and is merchandised in a trademarked Good/Better/Best quality configuration.

         Perfect Cut. The Perfect Cut line was introduced in August 1995. The Company sells a limited line of consumer and professional duty cutting tools for tradesmen and serious DIY consumers under the Perfect Cut name. The Perfect Cut line is sold primarily through home centers, mass merchants and hardware store distribution channels and is merchandised in a trademarked Good/Better/Best quality configuration.

         Scotts. In July 1992, the Company obtained from The Scotts Company the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the Scotts name. The Company has sought to benefit from The Scotts Company's national prime time advertising campaigns, to develop joint promotional programs with The Scotts Company and to leverage the Scotts brand reputation and recognition among retailers that support The Scotts Company bagged-goods program. Under the Scotts name, the Company sells a full line of high quality, consumer-oriented tools for home gardeners who associate the Scotts name with value and quality. The Scotts line is sold primarily through mass merchant and home center distribution channels and is merchandised in a trademarked Good/Better/Best quality configuration.

         ProForce. The ProForce line was introduced in August 1993 and is comprised of a limited line of medium-quality, consumer-oriented tools for DIY consumers. The ProForce line is sold exclusively through the warehouse club distribution channel.

         Yard `n Garden. Under the Yard `n Garden name, the Company sells a limited line of standard quality, promotional tools designed for occasional DIY consumers who demand value in basic tools for home use. The Yard `n Garden line is sold through all distribution channels.

         Lady Gardener. The Lady Gardener line was introduced in August 1996. Under the Lady Gardener name, the Company sells a limited line of high-quality, consumer oriented tools ergonomically designed for female gardeners. The Lady Gardener line is sold primarily through mass merchant, home center and hardware store distribution channels.

         Private Label Products

         In addition to its own brands, the Company also manufactures private label products for a variety of customers including Sears, Cotter & Company, Frank's Nursery and Agway, which are sold under the Craftsman and Sears, Green Thumb and True Value, Frank's and Agway brand names, respectively. The Company has been a continuous supplier to Sears for over 80 years and the primary supplier of long handle tools to Sears for over 50 years. Private label products generated approximately $14.5 million, or 13.2%, of the Company's gross sales in fiscal 1997.

         The Company also manufactures proprietary custom molded products and component parts for other manufacturers and distributors, as well as plastic components used in the Company's products.

         New Product Development

         The Company believes that product line extensions allow the Company to increase sales with minimal incremental expenditures. The Company expanded its cutting tool and striking tool product lines with the introduction in August 1995 of Perfect Cut pruning shears and loppers and Razor-Back mattocks, picks, axes, hammers and bars. The striking and cutting tools are made for the Company by outside manufacturers. In August 1996, the Company introduced the Lady Gardener line of tools, which are ergonomically designed for female gardeners. In August 1997, the Company introduced a unique hose-reel line designed and manufactured by the Company, as well as wheel-barrows manufactured in conjunction with the Company's Mexican joint-venture partner.

CUSTOMERS

         The Company's largest customer, Sears, accounted for 7.6%, 12.5% and 10.9% of gross sales in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. The Company's ten largest customers accounted for approximately 43.7%, 50.5% and 50.1% of gross sales during each such period. The Company sells its products through a variety of distribution channels, including (i) mass merchants such as Sears, Kmart and Fred Meyer, (ii) home centers such as Home Depot, HomeBase and Payless Cashways, (iii) buying groups such as Cotter & Company and Ace Hardware, (iv) farm distributors and stores such as Mid-States

Distributing Co., Agway, Wheatbelt, Inc. and Tractor Supply Company, Inc. and
(v) industrial distributors such as Oklahoma Rig & Supply Company, Texas Mill Supply & Manufacturing Inc., Hughes Supply, Inc. and McMaster-Carr Supply Company.

         There can be no assurance that the Company's sales to Sears or other major customers will continue at existing levels. A substantial reduction or cessation of sales to Sears or other major customers could have a material adverse effect on the Company's business, financial condition and results of operations. Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain of Company's customers or result in a substantial reduction or cessation of purchases of the Company's products by certain customers. In addition, the Company is facing increasing pressures from retailers with respect to pricing, co-operative advertising and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on the Company's business, financial condition and results of operations.

MERCHANDISING AND MARKETING

         The Company was the first in the long handle tool segment of the non-powered lawn and garden industry to successfully implement sophisticated merchandising and marketing programs. The Company's merchandising programs are designed to (i) create brand identification among goods historically treated as commodities and (ii) increase retail sales while reducing the amount of sales support needed from the retailer's employees. The Company uses innovative product labeling and point-of-sale signage and racking to highlight the comparative value and quality of products within and among the Company's brands. Products within the Company's Union, Scotts and Perfect Cut lines are merchandised using the Company's trademarked "Good/Better/Best" format. Where adequate shelf-space is available, the Company also merchandises its brands together, from the Company's opening price-point Yard `n Garden brand to its best-quality Razor-Back brand, using a similar value positioning technique. The Company believes that its merchandising strategy facilitates comparison shopping and encourages consumers to purchase higher price-point products.

         Where applicable, the Company provides its customers with merchandising plan-o-grams. The Company also provides its customers with custom designed product displays complete with informative signs and other "wall-talkers" to answer consumer questions without the help of the retailer's sales staff. The Company primarily uses cooperative advertising to promote its products to consumers.

SALES

         The Company's sales force is divided into five regions, each led by a regional manager. The regional manager supervises a sales force consisting of 14 direct sales professionals who are employed by the Company. In addition, the Company utilizes 23 manufacturers' representative agencies who also report to the regional managers. The manufacturers' representatives also sell lawn and garden products for other manufacturers, but not products that compete with the Company's products. Company management and senior sales professionals regularly call on the Company's significant customers, while the manufacturing representatives provide store level support. The Company's sales professionals are compensated with a base salary and bonuses based upon a formula that rewards them for individual performance against an established quota, as well as Company wide sales and earnings targets.

DISTRIBUTION AND LOGISTICS

         Customer orders arrive at the Company's headquarters in Columbus, Ohio and are processed centrally. If the Company can fill the order from the current stock of finished goods, the order is forwarded to one of the Company's three distribution centers for shipment based on proximity and availability. The Company maintains distribution centers in La Mirada, California, Columbus, Ohio and Frankfort, New York. As of August 1, 1997, the Company owned or leased a fleet of four tractors and 27 trailers for transporting products between its manufacturing and distribution facilities. Common carriers are used for shipping finished products from warehouses to customer delivery points.

         The Company uses a computerized management information and control system which allows the Company to determine the status of customer orders and enables the Company to process orders quickly, respond to customer inquiries and adjust shipping schedules to meet customer requirements. Within this system, the Company uses an electronic data interchange system that enables customers, through computerized telephone communications, to place orders directly with the Company. The Company believes that these systems enable efficient order processing, expedite shipments and improve customer service.

         The Company also provides its customers with the service of pre-ticketing and bar-coding its products in accordance with customer specifications.

MANUFACTURING

         The production of non-powered lawn and garden tools is an extensive manufacturing and assembly process that involves several different technologies, including sawmill operations, wood finishing, heavy gauge forging, stamping, grinding and metal painting. The complexity of certain tasks and the coordination of the various steps of the manufacturing process have been developed by the Company over the last 100 years.

         At the Company's Columbus, Ohio and Frankfort, New York manufacturing facilities, steel components undergo hot and cold stamping and hot forging or welding, depending on the type of tool head being produced. The metal is then cleaned by grinding and polishing the shaped steel heads. The steel components then are painted using various techniques depending on product type and product material. The Company operates its own water based paint manufacturing process which is used for all steel tool components. Some steel components undergo additional finishing steps such as anodization or immersion in special chemical baths.

         At the Company's eight saw mills, ash logs are cut into flitches, then into squares and finally into rounds. The rounds, which have diameters of one to two inches depending on the finished product requirements, then are inspected to remove defects. The end product of this process is a green ash dowel that is then shipped to either the Company's Frankfort, New York or Delaware, Ohio sawmill to be kiln dried, cut to length, shaped and turned into a handle. The kiln drying process takes approximately six days and removes enough moisture from the wood to reduce the weight of the original green dowel by approximately 35%. Wood handles undergo chucking, boring, sanding and a finishing process at the Company's Columbus and Frankfort facilities. The inventory of handles maintained at these facilities is a function of both price and seasonal considerations. The assembly of the steel tool head to the handle and packaging take place in the final manufacturing stage.

         The Company has implemented a seasonally adjusted production schedule in order to maximize its inventories of finished goods. Production is increased during December through March, the Company's busiest season, and lowered during the summer and fall seasons.

RAW MATERIALS

         The primary raw materials used to produce the Company's products are steel, plastics and ash wood.

         Steel. The Company purchases its steel requirements from several domestic suppliers. The primary considerations in specialty steel sourcing are metallurgy, price and width. The Company has strong and long established relationships with its steel suppliers and has never experienced sourcing problems. The Company does not enter into long-term contracts with regard to any of its steel purchases. The Company purchased approximately 75% and 17% of its steel requirements from Worthington Steel and Acme Steel Corporation, respectively, in fiscal 1996 and approximately 69% and 16%, respectively, from such suppliers in fiscal 1997. The Company has had relationships with these suppliers in excess of 15 and 7 years, respectively.

         Plastics. The Company has selected specially formulated plastics and resins for use in its tools. Plastic tool heads historically have been produced by six outside injection molders, utilizing molds developed and owned by the Company. The Company now uses its own injection molding facility to manufacture proprietary custom molded products and component parts for other manufacturers and distributors, as well as to manufacture certain plastic components used in the Company's products. The Company does not enter into any long-term contracts with regard to its plastics purchases.

         Ash Wood. Ash is the ideal hardwood for handles because it is lightweight, flexible and splinters less than most hardwoods. The Company has wood specialists who maintain relationships with numerous log suppliers and are responsible for sourcing the Company's ash needs. The Company believes that it will continue to be able to obtain sufficient quantities of ash. The Company typically maintains a five to eight week inventory of ash at each of its sawmills to cover occasional short-term fluctuations in supply. The Company imports ramin wood handles for some of its promotionally-priced Yard `n Garden brand products, such as rakes and hoes. Ramin wood is less expensive than ash and is of sufficient quality for tools (other than shovels) designed for opening-price-point levels.

         The Company has several suppliers for most of its raw materials. There can be no assurance, however, that the Company will not experience shortages of raw materials or components essential to its production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of August 1, 1997, the Company employed approximately 615 people (including seasonal employees), approximately 430 of whom were paid on an hourly basis. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the lawn and garden industry, adding approximately 100 to 200 additional seasonal employees in the third quarter. The average tenure of the Company's hourly employees is in excess of 10 years. Hourly employees at the Company's Columbus, Ohio manufacturing facility and distribution center and Delaware, Ohio sawmill are represented by the International Association of Machinists (the "IAM"). Hourly employees at the Company's Frankfort, New York facilities are represented by the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (the "IBB"). Hourly employees at the Company's Portville, New York sawmill are represented by the International Brotherhood of Teamsters (the "IBT"). Hourly employees at the Company's Hebron, Ohio injection molding facility are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO (the "AGM"). The Company's contracts with the IAM, the IBB, the IBT and the AGM expire in May 1999, June 1998, August 1999 and March 1999, respectively. No other employees of the Company are represented by unions.

         The Company has not been subject to a strike or work stoppage in over 20 years and believes that its relationships with its employees, the IAM, the IBB, the IBT and the AGM are good. However, there can be no assurance that the Company will be successful in negotiating new labor contracts on terms satisfactory to the Company or without work stoppages or strikes. A prolonged work stoppage or strike at any of the Company's facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND TRADEMARKS

         The Company's success and ability to compete are dependent to a significant degree on its patents and trademarks. The Company registers its patents and trademarks in the United States Patent and Trademark Office and the patent and trademark offices of certain other countries and intends to continue to do so as new patents and trademarks are developed or acquired. The Company's trademarks include the Lady Gardener, Perfect Cut, Pro Force, Razor-Back,
Union, Union Pro and Yard `n Garden brand names. In addition, the Company holds trademarks on various configurations of its Good/Better/Best product labels and signage. In July 1992, the Company obtained the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the Scotts brand name. The Company pays certain royalties to The Scotts Company, the owner of the Scotts trademark, pursuant to a license agreement. The current term of the license agreement expires in August 1998 and, subject to certain conditions, is automatically renewed for successive three year periods.

COMPETITION

         All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are highly competitive. The Company competes for customers in this industry with large consumer product manufacturers and numerous other companies that produce specialty home and garden products, as well as with foreign manufacturers that export their products to the U.S. Many of these competitors are larger and have significantly greater financial resources than the Company. There can be no assurance that increased competition in the lawn and garden industry, whether from existing competitors, new domestic manufacturers or additional foreign manufacturers entering the U.S. market, will not have a material adverse effect on the Company's business, financial condition and results of operation.

         In the long handle tool segment of the industry, the Company competes primarily with Ames Company, Inc. ("Ames") and True Temper Hardware Company, Inc. ("True Temper"). The Company believes that it currently has the second largest market share in the long handle tools segment of the industry. The Company believes that Ames currently has the largest market share in the long handle tools segment of the industry and that True Temper currently has the third largest market share in this segment of the industry.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state and local environmental laws, ordinances and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. The Company has made, and will continue to make, expenditures to comply with these environmental requirements and regularly reviews its procedures and policies for compliance with environmental laws. The Company also has been involved in remediation actions with respect to certain of its facilities. Amounts expended by the Company in such compliance and remediation activities have not been material to the Company. However, current conditions and future events, such as changes in existing laws and regulations, may give rise to additional compliance or remediation costs that could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

         At August 1, 1997, the Company had a reserve for environmental remediation of approximately $450,000. The actual cost of remediating environmental conditions may be different than that accrued by the Company due to the difficulty in estimating such costs and due to potential changes in the status of legislation. The Company does not maintain an insurance policy for environmental matters.

ITEM 2.  PROPERTIES

         The Company's headquarters and executive offices, located in Columbus, Ohio, occupy approximately 31,000 square feet in a facility owned by the Company. As of August 1, 1997, the other principal properties owned or leased by the Company for use in its business are set forth below.

                            DISTRIBUTION FACILITIES

                                                                           OWNED                  SQUARE
                            LOCATION                                     OR LEASED                 FEET
                            --------                                     ---------                ------
Columbus, Ohio................................................            Leased                 179,200
Frankfort, New York(1)........................................             Owned                  31,500
La Mirada, California.........................................            Leased                  19,100


                            MANUFACTURING FACILITIES

                                                                           OWNED                  SQUARE
                            LOCATION                                     OR LEASED                 FEET
                            --------                                     ---------                ------
Columbus, Ohio(2) ............................................             Owned                 160,900
Frankfort, New York(1)........................................             Owned                 360,500
Hebron, Ohio..................................................             Owned                 107,200

                                    SAWMILLS

                                                                           OWNED                  SQUARE
                            LOCATION                                     OR LEASED                 FEET
                            --------                                     ---------                ------
Beverly, West Virginia........................................             Owned                  10,000
Cookeville, Tennessee.........................................             Owned                  12,100
Delaware, Ohio................................................             Owned                  51,100
Frankfort, New York(1)........................................             Owned                  18,900
Huntington, Indiana...........................................             Owned                   7,600
Lebanon, Kentucky.............................................             Owned                  13,500
Portville, New York...........................................             Owned                   9,000
Shippenburg, Pennsylvania.....................................             Owned                  15,000

------------------

  (1) The Company's 399,500 square foot Frankfort, New York facility is comprised of a distribution center, a manufacturing facility and a sawmill. The Company also maintains approximately 20,000 square feet of office space in this facility.

  (2) The Company's 191,900 square foot Columbus, Ohio headquarters consists of the Company's executive offices and a manufacturing facility.

         The Company believes that its existing manufacturing facilities, distribution centers and sawmills are adequate for the current level of the Company's operations. The Company believes that its manufacturing facilities have sufficient excess capacity to accommodate a 35% to 50% increase in the current level of output. The Company believes that its current sawmill capacity is sufficient to accommodate up to a 30% increase in the current level of output.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. Management believes that no currently pending litigation to which the Company is a party will have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Acorn's Common Stock began trading on the Nasdaq National Market in June 1997 under the symbol "ACRN" at a price of $14.00 per share. The following table sets forth the high and low sales prices of the Common Stock on the Nasdaq National Market during the periods indicated:

                                                                MARKET PRICE
                                                                ------------
FISCAL PERIOD                                          HIGH                      LOW
-------------                                          ----                      ---
1997:

Fourth Quarter (June 24 through
  August 1, 1997)...............................       14-1/2                   11-5/8

         As of October 20, 1997, the approximate number of record holders of the Common Stock was 19.

         Acorn has never paid, and currently does not intend to pay, any cash dividends on the Common Stock. Acorn is a holding company with no business operations of its own. Acorn therefore is dependent upon payments, dividends and distributions from UnionTools for funds to pay dividends to stockholders of Acorn. UnionTools currently intends to retain any earnings for support of its working capital, repayment of indebtedness, capital expenditures and other general corporate purposes. UnionTools has no current intention of paying dividends or making other distributions to Acorn in excess of amounts necessary to pay Acorn's operating expenses and taxes. The Company's senior credit facility (the "Credit Facility") contains restrictions on UnionTools' ability to pay dividends or make payments or other distributions to Acorn. The Credit Facility provides that, unless UnionTools meet certain financial tests, it may not declare any dividends or make any other payments or distributions to Acorn except for amounts necessary to pay Acorn's operating expenses up to $125,000 per month and to pay Acorn's federal and state income taxes.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data for fiscal 1993, the four months ended December 2, 1993, the eight months ended July 29, 1994, fiscal 1995, fiscal 1996 and fiscal 1997 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                         PREDECESSOR COMPANY     |                     SUCCESSOR COMPANY
                                     ----------------------------|-------------------------------------------------------------
                                                                 |      EIGHT
                                                   FOUR MONTHS   |     MONTHS
                                      YEAR ENDED       ENDED     |      ENDED                      YEAR ENDED
                                     ----------------------------|-------------------------------------------------------------
                                       JULY 31,     DECEMBER 2,  |    JULY 29,      JULY 28,       AUGUST 2,       AUGUST 1,
                                         1993         1993 (1)   |      1994          1995            1996           1997
                                     ----------------------------|-------------------------------------------------------------
                                                                 |
STATEMENT OF OPERATIONS DATA:                                    |
Net sales............................  $  70,051     $  20,331   |    $ 72,370       $ 86,543        $ 92,652      $ 101,011
Cost of goods sold...................     50,548        14,185   |      52,271         63,411          67,496         73,982
                                       ---------     ---------   |    --------       --------        --------      ---------
Gross profit.........................     19,503         6,146   |      20,099         23,132          25,156         27,029
Selling, general and                                             |
administrative.......................     12,648         5,482   |       9,955         15,531          16,815         18,293
Interest expense.....................      4,939         2,773   |       3,525          6,485           6,732          7,176
Amortization of intangibles..........      2,520           124   |         601          1,061           1,173            837
Other expenses, net..................     34,409(2)          -   |          11            694           1,522(3)       1,548(4)
                                       ---------     ---------   |    --------       --------        --------      ---------
Income (loss) from continuing                                    |
   operations before income taxes                                |
   and cumulative effect adjustment..    (35,013)       (2,233)  |       6,007           (639)         (1,086)          (825)
Income taxes.........................          -             -   |         290              -             582            134
                                       ---------      --------   |    --------       --------        --------      ---------
Income (loss) from continuing                                    |
   operations before cumulative                                  |
   effect adjustment.................    (35,013)       (2,233)  |       5,717           (639)         (1,668)          (959)
Loss from discontinued operations(5).    (33,560)(2)    (8,373)  |        (614)        (1,800)         (6,480)        (9,920)
Cumulative effect of change in                                   |
   accounting for post-retirement                                |
   benefits..........................          -             -   |           -              -             869              -
                                        --------      --------   |    --------       --------        --------      ---------
Net income (loss)....................   $(68,573)     $(10,606)  |    $  5,103       $ (2,439)       $ (7,279)     $ (10,879)
                                        --------      --------   |    --------       --------        --------      ---------
Net income (loss) applicable to                                  |
   common stock......................   $(68,573)     $(10,606)  |    $  5,103       $ (2,439)      $  (7,279)     $ (11,897)
                                        --------      --------   |    --------       --------       ---------      ---------
Loss from continuing operations per                              |
   share.............................                            |                                  $   (1.10)     $    (.48)
Weighted average number of shares                                |
   outstanding.......................                            |                                  1,520,066      1,985,758
                                                                 |
OTHER DATA:                                                      |
Gross margin.........................      27.8%         30.2%   |       27.8%          26.7%           27.2%          26.8%
EBITDA(6)............................   $  8,343      $  1,168   |    $ 11,148       $  9,570       $  10,760      $   1,067
EBIT(7)..............................      4,335           540   |       9,543          6,540           7,168          7,790

                                         PREDECESSOR COMPANY     |                     SUCCESSOR COMPANY
                                    -----------------------------|-----------------------------------------------------------
                                       JULY 31,     DECEMBER 2,  |    JULY 29,      JULY 28,    AUGUST 2,      AUGUST 1,
                                         1993         1993 (1)   |      1994          1995         1996            1997
                                    -----------------------------|-----------------------------------------------------------
                                                                 |
BALANCE SHEET DATA:                                              |
Working Capital from continuing                                  |
   operations....................   $  (17,255)    $   (17,902)  | $   21,081    $    5,989    $   8,543    $   26,909
Total assets.....................       68,154          79,439   |    101,833       112,280       98,895        98,295
Total debt.......................      127,458         137,437   |     58,854        72,104       61,891        18,935
Stockholders' equity.............      (68,304)        (78,910)  |     19,422        17,323       18,530        63,224
---------------

(1) Pursuant to the acquisition of the Company by several investment funds and accounts (the "TCW Funds") managed by affiliates of The TCW Group, Inc., the Company made certain purchase accounting adjustments on December 3, 1993. The following purchase accounting adjustments impacted the Company's income (loss) from continuing operations: (i) the basis of certain manufacturing equipment was increased by an aggregate of approximately $4.5 million; and (ii) goodwill was restated to approximately $40.0 million. The increased basis of the equipment resulted in an annual increase in depreciation expense of approximately $747,000, which is reflected in cost of goods sold. The restatement of goodwill resulted in an annual increase in amortization of intangibles of approximately $430,000. On a pro forma basis, giving effect to the purchase accounting adjustments described above, cost of goods sold and amortization of intangibles for the four months ended December 2, 1993 would have increased by approximately $249,000 and $77,000, respectively.

(2) In fiscal 1993, the Company reduced goodwill from continuing operations by $35.8 million and goodwill from discontinued operations by $29.7 million.

(3) In fiscal 1996, the Company recognized other expense of $563,000 in connection with the resignation of Acorn's previous Chairman of the Board and other expense of $750,000 in connection with self-insured life insurance accruals related to the death of a former director of the Company.

(4) In fiscal 1997, the Company recognized other expense of $950,000 from the write-off of certain capitalized bank fees incurred in connection with the Company's previous bank credit facility.

(5) Represents the loss from the discontinued VSI and McGuire-Nicholas operations, as well as (i) a loss in fiscal 1996 of $665,000 incurred upon the sale of substantially all of the assets of VSI and (ii) a loss of $8.4 million in fiscal 1997 incurred in connection with the sale of substantially all of the assets of McGuire-Nicholas.

(6) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation, amortization and other expenses. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(7) EBIT represents earnings from continuing operations before interest expense, income taxes and other expenses. EBIT is presented because it is a financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBIT is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected consolidated financial data, the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K, as well as the factors set forth under the caption "Forward Looking Information" below.

OVERVIEW

         The Company is a leading manufacturer and distributor of non-powered lawn and garden tools. Acorn is a holding company with no business operations of its own. Acorn's only material asset is all of the outstanding capital stock of UnionTools.

         Founded in 1890, the Company was operated as a family owned business until its sale in 1986 pursuant to a leveraged buyout transaction. The Company was sold in a second highly leveraged transaction in 1988. Primarily as a result of these transactions, the Company had approximately $132.4 million and $127.5 million of total indebtedness at July 31, 1992 and July 31, 1993, respectively, with approximately $60.7 million and $70.l million of net sales in fiscal 1992 and fiscal 1993, respectively. The Company's results of operations from 1989 through December 1993 were adversely affected by a high degree of financial leverage and a lack of liquidity, despite the implementation of successful operating strategies by new senior management recruited in 1991. In December 1993, the Company restructured certain of its debt obligations in connection with the acquisition of the Company by several investment funds and accounts managed by affiliates of The TCW Group, Inc., thereby significantly reducing the Company's debt burden. Following the acquisition, the Company revalued certain assets, reduced goodwill and recognized a gain on the forgiveness of certain indebtedness.

         Over the past six years, the Company has implemented a business strategy designed to transform it from a manufacturing-oriented industrial company into a marketing-oriented consumer products company. The central elements of the Company's approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling. Over the same period the Company also has expanded its infrastructure to support future growth by recruiting an experienced management team, increasing manufacturing capacity and enhancing management information systems.

         The price of raw materials used in the Company's products remained relatively stable during each of the periods discussed below.

         Implementation of the Company's market segmentation and merchandising strategies has resulted in increased selling, general and administrative expenses as the Company has increased its marketing focus through the development of merchandising displays, point-of-sale signage and product labeling, as well as additional cooperative advertising. The Company also incurred an increase in selling, general and administrative expenses due to increased staffing and upgrades of management information systems. The Company believes that its current level of selling, general and administrative expenses as a percentage of net sales is now consistent with its marketing-oriented focus. However, an increase in competitive pressures could result in additional increases in selling, general and administrative expenses.

DISPOSITION OF NON-LAWN AND GARDEN BUSINESS OPERATIONS

         In December 1996, the Company sold substantially all of the assets of VSI, a distributor of packaged fasteners, for approximately $6.9 million, plus the assumption of approximately $2.3 million of related liabilities. In August 1997, the Company sold substantially all of the assets of McGuire-Nicholas, a manufacturer and distributor of leather, canvas and synthetic fabric tool holders and work aprons, for approximately $4.7 million, plus the assumption of approximately $4 million of related liabilities. Final determination of Acorn's proceeds from the disposition of McGuire-Nicholas remains subject to certain closing balance sheet adjustments. VSI's and McGuire-Nicholas' results of operations are shown as "Loss from Discontinued Operations" in the Selected Consolidated Financial Data and the Consolidated

Financial Statements appearing elsewhere in this Annual Report on Form 10-K. As a result of the disposition of VSI and McGuire-Nicholas, UnionTools is the Company's only remaining operating subsidiary. Net assets and net liabilities of the discontinued VSI and McGuire-Nicholas operations are shown as "Net Assets of Discontinued Operations" and "Net Liabilities of Discontinued Operations" in the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. See Note 3 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth certain components of the Company's consolidated statement of operations data expressed as a percentage of net sales:

                                                     YEAR ENDED
                                        ------------------------------------
                                        JULY 28,     AUGUST 2,     AUGUST 1,
                                          1995         1996           1997
                                        --------     ---------     ---------
Net sales...........................       100.0%      100.0%        100.0%
Cost of goods sold..................        73.3        72.8          73.2
                                           -----       -----         -----
Gross profit........................        26.7        27.2          26.8
Selling, general and administrative
   expenses.........................        17.9        18.1          18.1
Interest expense....................         7.5         7.3           7.1
Amortization of intangibles.........         1.2         1.3           0.8
Other expenses, net.................         0.8         1.6           1.6
                                           -----       -----         -----
Income (loss) from continuing
   operations before income taxes
   and cumulative effect
   adjustment.......................        (0.7)       (1.1)         (0.8)
Income taxes........................          --         0.6           0.1
                                           -----       -----         -----
Income (loss) from continuing
   operations before cumulative
   effect adjustment................        (0.7)       (1.7)         (0.9)
Loss from discontinued
    operations......................        (2.1)       (7.0)         (9.9)
Cumulative effect of change in
   accounting for post-retirement
   benefits.........................          --          .9            --
                                           -----        ----          ----
Net loss............................        (2.8)%      (7.8)%       (10.8)%
                                           -----        ----         -----


FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales. Net sales increased 9.0%, or $8.3 million, to $101.0 million in fiscal 1997 compared to $92.7 million in fiscal 1996. The increase in net sales principally reflected increased market penetration and a higher percentage of sales of the Company's better- and best-quality products, which are sold at higher wholesale prices than the Company's opening-price-point products. Net sales in the third and fourth quarters were negatively impacted by unfavorable spring weather conditions, which more than offset strong net sales in the first and second quarter resulting from favorable fall weather conditions.

Gross Profit. Gross profit increased 7.1%, or $1.8 million, to $27.0 million in fiscal 1997 compared to $25.2 million in fiscal 1996. Gross margin decreased to 26.8% in fiscal 1997 from 27.2% in fiscal 1996. The decrease in gross margin primarily was due to the impact of certain opening store discounts and lower gross margins on sales by the Company's injection molding division (which was acquired in February 1997), partially offset by improved product mix due to increased sales of the Company's higher-margin, better- and best- quality products. In addition, gross margin was adversely impacted by lower overhead absorption as a result of lower production in the fourth quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.9%, or $1.5 million, to $18.3 million in fiscal 1997 compared to $16.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses remained constant at 18.1% in fiscal 1997 and fiscal 1996. Selling, general and administrative expenses were negatively impacted by increased merchandising costs related to the conversion of customer stores previously serviced by the Company's competitors, as well as merchandising costs associated with new customer stores.

         Other Expenses, Net. Other expenses remained at $1.5 million in fiscal 1997. Other expense in fiscal 1997 includes the write-off of $950,000 of capitalized bank fees incurred in connection with the Company's previous bank credit facility.

         Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes decreased $261,000 to a loss of $825,000 in fiscal 1997 compared to a loss from continuing operations before income taxes of $1.1 million in fiscal 1996. Interest expense increased to $7.2 million in fiscal 1997 from $6.7 million in fiscal 1996. Interest expense was partially reduced by the retirement in July 1997 of approximately $51.4 million aggregate principal amount of indebtedness in connection with the Company's initial public offering.

         Net Loss. Net loss increased to $10.9 million in fiscal 1997 compared to $7.3 million in fiscal 1996, primarily as a result of a loss of $9.9 million from discontinued operations. The loss from discontinued operations reflects a charge of $8.4 million incurred in connection with the disposition of McGuire-Nicholas, as well as a provision for operating losses for fiscal 1997 and anticipated operating losses through the date of closing from McGuire-Nicholas of $1.5 million. Net loss in fiscal 1996 was partially offset by income of $869,000 realized in connection with the cumulative effect of a change in accounting for post-retirement benefits.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net Sales. Net sales increased 7.1%, or $6.1 million, to $92.7 million in fiscal 1996 compared to $86.5 million in fiscal 1995. The increase in net sales principally reflected increased unit sales across all product lines in fiscal 1996 due to the addition of new customers and favorable weather conditions, as well as lower net sales in fiscal 1995 due to inventory reduction efforts by key mass merchant customers and poor spring weather conditions.

         Gross Profit. Gross profit increased 8.7%, or $2.0 million, to $25.2 million in fiscal 1996 compared to $23.1 million in fiscal 1995. Gross margin increased to 27.2% in fiscal 1996 from 26.7% in fiscal 1995. The increase in gross margin primarily resulted from increased manufacturing efficiencies related to higher production levels, as well as improved product mix due to increased sales of the Company's higher-margin, better- and best-quality products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.3%, or $1.3 million, to $16.8 million in fiscal 1996 compared to $15.5 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased to 18.1% in fiscal 1996 from 17.9% in fiscal 1995. The increase primarily results from an increase in cooperative advertising expenditures and staffing costs.

         Other Expenses, Net. Other expenses increased $828,000 to $1.5 million in fiscal 1996 compared to $694,000 in fiscal 1995. In fiscal 1996, the Company recognized other expense of $563,000 in connection with the resignation of Acorn's previous Chairman of the Board and other expense of $750,000 in connection with self-insured life insurance accruals related to the death of a former director of the Company.

         Loss From Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes increased 70.0%, or $447,000, to $1.1 million in fiscal 1996 compared to $639,000 in fiscal 1995.

         Net Loss. Net loss increased $4.8 million to $7.3 million in fiscal 1996 compared to $2.4 million in fiscal 1995, primarily as a result of increased losses from discontinued operations in 1996.

SEASONAL AND QUARTERLY FLUCTUATIONS; IMPACT OF WEATHER

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, the Company's sales tend to be greater during its third and fourth fiscal quarters. As a result, the Company's operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, the Company's levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and second fiscal quarters. These factors increase variations in the Company's quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for the Company's products may vary substantially from the anticipated demand, leaving the Company with excess inventory or insufficient inventory to satisfy customer orders.

         The following table sets forth certain unaudited data related to net sales for the fiscal quarters in fiscal 1995, fiscal 1996 and fiscal 1997. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in the opinion of management of the Company, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented.

                                             FISCAL 1996                                  FISCAL 1997
                             -----------------------------------------   -------------------------------------------
                                                                QUARTER ENDED
                             ---------------------------------------------------------------------------------------
                             OCTOBER    JANUARY     APRIL       AUGUST   NOVEMBER    JANUARY       MAY 2,    AUGUST
                             27, 1995   26, 1996   26, 1996    2, 1996    1, 1996    31, 1997      1997      1, 1997
                             --------   --------   --------    -------   --------    --------     ------     -------
Net sales.................   $16,486    $19,357    $33,564    $23,245     $19,679   $21,018      $37,270    $23,044
Cost of goods sold........    12,544     14,731     23,738     16,483      14,507    15,635       26,935     16,905
                             -------    -------    -------    -------     -------   -------      -------    -------
Gross profit..............     3,942      4,626      9,826      6,762       5,172     5,383       10,335      6,139
Selling, general and
  administrative
  expenses (SG&A).........     3,635      3,721      4,464      4,995       4,403     4,236        4,809      4,845
                             -------    -------    -------    -------     -------   -------      -------    -------
Gross profit less
  SG&A (1)................   $   307    $   905    $ 5,362    $ 1,767     $   769   $ 1,147      $ 5,526    $ 1,294
                             =======    =======    =======    =======     =======   =======      =======    =======
Net sales as a
  percentage of full
  year net sales..........     17.8%      20.9%      36.2%      25.1%       19.5%     20.8%        36.9%      22.8%
Gross profit as a
  percentage of full
  year gross profit.......     15.7       18.4       39.1       26.9        19.1      19.9         38.2       22.7
Gross profit less SG&A (1)
  as a percentage of full
  year operating profit...      3.7       10.9       64.3       21.2         8.8      13.1         63.3       14.8

-------------------

(1) Does not include amortization of intangibles and other expenses, each of which generally are non-seasonal in nature.

         Weather is the single most important factor in determining market demand for the Company's products and also is the least predictable. For example, while floods in the Midwest adversely affected the sale of most types of lawn and garden equipment in 1992, the severe winter of 1994 resulted in a surge in demand for snow shovels. In addition, bad weather during the spring gardening season, such as that experienced throughout most of the U.S. in the spring of 1995, can adversely affect overall annual sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's senior credit facility (the "Credit Facility") and certain subordinated notes (the "Subordinated Notes").

         Net cash used in continuing operations was $7.6 million in fiscal 1997 compared to net cash provided by continuing operations of $14.0 million in fiscal 1996. The increased use of cash principally reflects higher inventories of $3.1 million related to the impact of unfavorable spring weather conditions, increased accounts receivables of $6.4 million due to a higher volume of sales late in the fourth quarter and a decrease in accounts payable and accrued expenses of $773,000 related to decreased production levels in the fourth quarter. In addition, the Company made non-recurring cash payments of approximately $1.2 million for financing fees related to the Company's credit facility, approximately $750,000 for self-insurance payments and approximately $750,000 for tax related settlements. Net cash provided by continuing operations was $14.0 million in fiscal 1996 compared to net cash used in continuing operations of $504,000 in fiscal 1995. This increase resulted from a reduction of inventory levels from July 28, 1995, which were unusually high as a result of poor spring weather conditions in 1995, as well as inventory reduction efforts by key mass merchant customers.

         The Company made capital expenditures of approximately $2.9 million, $1.5 million and $2.4 million during fiscal 1995, fiscal 1996 and fiscal 1997, respectively. The capital expenditures relate primarily to ongoing improvements of property, plant and equipment, manufacturing process improvements and increased manufacturing capacity. The Company intends to make capital expenditures of approximately $3.5 million in fiscal 1998 primarily related to the purchase of new equipment and equipment and facility maintenance.

         In December 1993 and May 1994, Acorn issued the Subordinated Notes in the aggregate principal amount of approximately $31.4 million. In August 1996, Acorn issued 100 shares of Series A Preferred Stock as payment in full of accrued interest on the Subordinated Notes for fiscal 1995 and fiscal 1996. In July 1997, the Company used approximately $9.6 million of the net proceeds from its initial public offering to redeem the Series A Preferred Stock and pay accumulated dividends thereon and approximately $11.0 million of the net proceeds from its initial public offering to repay a portion of the Subordinated Notes and accrued interest thereon. The remaining $24.0 million aggregate principal amount of the Subordinated Notes was exchanged for 1,716,049 shares of Common Stock.

         The Company entered into the Credit Facility to finance capital expenditures, including future acquisitions, if any, and to fund working capital and other general business purposes. In July 1997, the Company used approximately $20.6 million of the net proceeds from its initial public offering to repay a portion of the debt outstanding under the Credit Facility and accrued interest thereon. As of August 1, 1997, approximately $16.2 million was available under the revolving portion of the Credit Facility and approximately $28.9 million was available under the acquisition line of the Credit Facility. Indebtedness outstanding under the Credit Facility bears interest at variable rates (8.6% per year at August 1, 1997).

         The Company believes that cash generated from operations, together with amounts available under the Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. In addition, actual capital requirements may change, particularly as a result of acquisitions, if any, that the Company may make in the future. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. There can be no assurance that such additional financing will be available to the Company on acceptable terms.

EFFECTS OF INFLATION

         The Company is affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on the Company's operations have not been material in recent years.

FORWARD LOOKING STATEMENTS

         Statements in the foregoing discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

    * Weather is the most significant factor in determining market demand for the Company's products and is inherently unpredictable. Inclement weather during the spring gardening season and lack of snow during the winter may have a material adverse effect on the Company's business, financial condition and results of operations.

    * The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, the Company's sales tend to be greater during its third and fourth fiscal quarters. As a result, the Company's operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, the Company's levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and second fiscal quarters. These factors increase variations in the Company's quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for the Company's products may vary substantially from the anticipated demand, leaving the Company with either excess inventory or insufficient inventory to satisfy customer orders.

    * The Company's five largest customers in the aggregate accounted for approximately 36.7% of gross sales in fiscal 1997. A substantial reduction or cessation of sales to these or other major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

    * Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain of Company's customers or result in a substantial reduction or cessation of purchases of the Company's products by certain customers. In addition, the Company is facing increasing pressures from retailers with respect to pricing, co-operative advertising and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on the Company's business, financial condition and results of operations.

    * A key element of the Company's growth strategy is to increase sales in certain distribution channels, such as home centers and mass merchants through retailers such as Home Depot and Sears. Although Home Depot has indicated that it expects to open over 450 additional stores over the next five years and Sears has indicated that it expects to open or acquire over 500 additional non-mall hardware stores over the next five years, there can be no assurance that such stores will be opened or, if opened, that the Company will be chosen to supply its products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for the Company or that such stores will not result in a reduction of sales to the Company's other customers, whether through consolidation or otherwise.

    * The recent growth and development of the Company largely has been dependent upon the services of Gabe Mihaly, President and Chief Executive Officer of the Company, as well as the other executive officers of the Company. The loss of Mr. Mihaly's services, or the services of one or more of the other executive officers of the Company, could have a material adverse effect on the Company.

    * A key element of the Company's strategy is the acquisition of businesses and assets in the lawn and garden industry. There can be no assurance, however, that the Company will be able to identify attractive acquisition opportunities, obtain sufficient financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, there can be no assurance that the Company will be successful in integrating acquired businesses into its existing operations or that such integration will not result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Such acquisitions may result in the incurrence of additional indebtedness by the Company or the issuance of preferred stock or additional Common Stock by the Company. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making acquisitions or causing the Company to refrain from making further acquisitions.

    * The Company's products require the supply of raw materials consisting primarily of steel, plastics and ash wood. The Company has several suppliers for most of its raw materials. There can be no assurance, however, that the Company will not experience shortages of raw materials or components essential to its production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

    * All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are highly competitive. The Company competes for customers with large consumer product manufacturers and numerous other companies that produce specialty home and garden products, as well as with foreign manufacturers that export their products to the U.S. Many of these competitors are larger and have significantly greater financial resources than the Company. There can be no assurance that increased competition in the lawn and garden industry, whether from existing competitors, new domestic manufacturers or additional foreign manufacturers entering the U.S. market, will not have a material adverse effect on the Company's business, financial condition and results of operations.

    * Most of the Company's hourly employees are covered by collective bargaining or similar labor agreements. The Company currently is a party to four such agreements, one of which expires in 1998 and three of which expire in 1999. There can be no assurance that the Company will be successful in negotiating new labor contracts on terms satisfactory to the Company or without work stoppages or strikes. A prolonged work stoppage or strike at any of the Company's facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

    * The Company is subject to various federal, state, and local environmental laws, ordinances and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. The Company has made, and will continue to make, expenditures to comply with these environmental requirements and regularly reviews its procedures and policies for compliance with environmental laws. The Company also has been involved in remediation actions with respect to certain of its facilities. Amounts expended by the Company in such compliance and remediation activities have not been material to the Company. However, current conditions and future events, such as changes in existing laws and regulations, may give rise to additional compliance or remediation costs that could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

    * New housing starts often represent an addition to the overall number of consumers in the lawn and garden tool market and, accordingly, an increase in demand. Similarly, government spending on highways, bridges and other construction projects often represents an increase in demand for long handled tools. A decline in housing starts or government spending on construction projects could result in a decrease in demand for the Company's products and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

    * Adverse changes in general economic conditions in the United States, including the level and availability of consumer debt, the level of interest rates and consumer sentiment regarding the economy in general, could result in a decrease in demand for the Company's products and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The factors set forth above are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company will not undertake, and specifically declines, any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Acorn Products, Inc.

We have audited the accompanying consolidated balance sheets of Acorn Products, Inc. (formerly Vision Hardware Group, Inc.) and Subsidiaries as of August 2, 1996 and August 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years ended July 28, 1995, August 2, 1996 and August 1, 1997. Our audits also include the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Products, Inc. and Subsidiaries at August 2, 1996 and August 1, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended August 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" in 1996.

                                        ERNST & YOUNG LLP

Columbus, Ohio
September 12, 1997

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         AUGUST 2,         AUGUST 1,
                                                                            1996             1997
                                                                      -----------------------------------
ASSETS
Current assets:
   Cash ...........................................................        $     502         $  1,509
   Accounts receivable, less allowance for
     doubtful accounts (1996-$557; 1997-$713)......................           12,067           18,462
   Inventories.....................................................           23,433           27,642
   and other current assets........................................            1,701            3,773
                                                                             -------          -------
      Total current assets.........................................           37,703           51,386
Property, plant and equipment, net of accumulated
   depreciation....................................................           10,558           15,650
Goodwill, net of accumulated amortization..........................           30,184           29,374
Other intangible assets............................................            1,166            2,480
Net assets of discontinued operations..............................           19,284               -
                                                                             -------          -------
      Total assets.................................................          $98,895          $98,890
                                                                             =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility.......................................          $12,537          $12,837
   Accounts payable................................................            5,198            5,872
   Accrued expenses................................................            6,154            4,707
   Current portion of long-term debt...............................            3,500                -
   Income taxes payable ...........................................            1,100              350
   Other current liabilities.......................................              671              711
                                                                             -------          -------
         Total current liabilities.................................           29,160           24,477
Long-term debt.....................................................           45,854            6,098
Other long-term liabilities........................................            5,351            4,495
Net liabilities of discontinued operations.........................                -              595
                                                                             -------          -------
      Total liabilities............................................           80,365           35,665
Stockholders' equity:
   Common stock, par value of $.001 per share, 20,000,000 shares authorized, 1,490,826 and 6,464,105 shares issued and
     outstanding in 1996 and 1997, respectively....................           14,406           78,391
   Preferred stock, par value of $.001 per share, 1,000 shares authorized, 100 shares of Series A Preferred stock issued and
     outstanding in 1996...........................................            8,596                -
   Contributed capital-stock options ..............................              340              460
   Minimum pension liability.......................................             (197)            (133)
   Retained earnings (deficit).....................................           (4,615)         (15,494)
                                                                             -------          -------
      Total stockholders' equity...................................           18,530           63,224
                                                                             -------          -------
          Total liabilities and stockholders' equity...............          $98,895          $98,890
                                                                             =======          =======


                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL 1995      FISCAL 1996       FISCAL 1997
                                                              -----------------------------------------------------
Net sales................................................       $ 86,543          $   92,652        $ 101,011
Cost of goods sold.......................................         63,411              67,496           73,982
                                                                --------          ----------        ---------
Gross profit.............................................         23,132              25,156           27,029
Selling, general and administrative expenses.............         15,531              16,815           18,293
Interest expense.........................................          6,485               6,732            7,176
Amortization of intangibles..............................          1,061               1,173              837
Other expenses, net......................................            694               1,522            1,548
                                                                --------          ----------        ---------
Income (loss) from continuing operations before income
   taxes and cumulative effect adjustment................           (639)             (1,086)            (825)
Income taxes.............................................              -                 582              134
                                                                --------          ----------        ---------
Income (loss) from continuing operations before cumulative
   effect adjustment.....................................           (639)             (1,668)            (959)
Discontinued operations:
   Loss from operations..................................         (1,800)             (5,815)          (1,499)
   Loss on disposal......................................              -                (665)          (8,421)
                                                                --------          ----------        ---------
   Loss from discontinued operations.....................         (1,800)             (6,480)          (9,920)
                                                                ---------         ----------        ---------
Income (loss) before cumulative effect adjustment........         (2,439)             (8,148)         (10,879)
Cumulative effect of change in accounting for post-
    retirement benefits..................................              -                 869                -
                                                               ---------          ----------        ---------
Net income (loss)........................................      $  (2,439)         $   (7,279)       $ (10,879)
                                                               ---------          ----------        ---------
Net income (loss) applicable to common stock.............      $  (2,439)         $    7,279)       $ (11,897)
                                                               ---------          ----------        ---------

Per Share Data:
Loss from continuing  operations.........................      $    (.43)         $    (1.10)       $    (.48)
Loss from discontinued operations........................          (1.21)              (4.26)           (5.00)
Cumulative effect of change in accounting for post-
    retirement benefits..................................              -                 .57                -
Preferred stock dividend.................................              -                   -             (.51)
                                                               ---------          ----------        ---------
Net loss applicable to common stock......................      $   (1.64)         $    (4.79)       $   (5.99)
                                                               ---------          ----------        ---------
Weighted average shares outstanding......................      1,483,596           1,520,066        1,985,758
                                                               =========          ==========        =========


                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 COMMON SHARES            PREFERRED SHARES
                           -------------------------------------------------
                                                                                CONTRIBUTED
                                                                                  CAPITAL       MINIMUM      RETAINED
                           NUMBER OF                   NUMBER OF                   STOCK        PENSION      EARNINGS
                             SHARES       AMOUNT        SHARES       AMOUNT       OPTIONS      LIABILITY    (DEFICIT)      TOTAL
                          ----------------------------------------------------------------------------------------------------------
Balances at
  July 29, 1994.........    1,483,596      $14,319           -      $      -      $      -      $      -   $    5,103   $   19,422
Net loss for the period
  July 30, 1994 through
  July 28, 1995.........            -            -           -             -             -             -       (2,439)      (2,439)
Stock options issued....            -            -           -             -           340             -            -          340
                            ---------      -------     -------      --------      --------      --------   ----------   ----------
Balances at
  July 28, 1995.........    1,483,596       14,319           -             -           340             -        2,664       17,323
Net loss for the period
  July 29, 1995 through
  August 2, 1996........            -            -           -             -             -             -       (7,279)      (7,279)
Conversion of debt......            -            -         100         8,596                                                 8,596
Stock issued............        7,230           87           -             -                                                    87
Adjustment to recognize
  minimum pension
  liability.............            -            -           -             -             -          (197)           -         (197)
                            ---------      -------     -------      --------      --------      --------   ----------   ----------
Balances at
   August 2, 1996.......    1,490,826       14,406         100         8,596           340          (197)      (4,615)      18,530
Net loss for the period
  August 3, 1996 through
  August 1, 1997........            -            -           -             -             -             -      (10,879)     (10,879)
Redemption of preferred
  stock ................            -            -        (100)       (8,596)            -             -            -       (8,596)
Preferred stock
  dividend..............            -       (1,018)          -             -             -             -            -       (1,018)
Conversion of debt to
  equity................    1,716,049       24,025           -             -             -             -            -       24,025
Stock issued in public
  offering..............    3,250,000       40,890           -             -             -             -            -       40,890
Adjustment to minimum
  pension liability.....            -            -           -             -             -            64            -           64
Stock options issued....            -            -           -             -           120             -            -          120
Stock issued............        7,230           88           -             -             -             -            -           88
                            ---------      -------     -------      --------      --------      --------   ----------   ----------
Balances at
  August 1, 1997........    6,465,105      $78,391           -      $      -      $    460      $   (133)  $  (15,494)  $   63,224
                            =========      =======     =======      ========      ========      ========   ==========   ==========


                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                            ----------------------------------------------
                                                                JULY 28,      AUGUST 2,       AUGUST 1,
                                                                  1995           1996            1997
                                                            ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................$ (2,439)    $  (7,279)     $(10,879)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) continuing operations:
   Loss from discontinued operations.............................   1,800         6,480         9,920
   Depreciation and amortization.................................   3,030         3,592         3,489
   Deferred income taxes.........................................       -           756             -
   Conversion of accrued interest  to preferred stock............       -         4,463             -
   Conversion of accrued interest  to common stock...............       -             -         3,714
   Financing fees and other, net.................................    (556)         (365)       (1,218)
   Issuance of stock options.....................................     340             -           120
   Cumulative effect of the change in accounting principal.......       -           869             -
     Changes in operating assets and liabilities:
       Accounts receivable.......................................   6,815        (1,397)       (6,395)
       Inventories...............................................  (8,051)        8,369        (3,141)
       Other assets..............................................    (739)         (190)         (886)
       Accounts payable and accrued expenses.....................   1,788           587          (773)
       Income taxes payable......................................      19          (656)         (750)
       Other liabilities.........................................  (2,511)       (1,243)         (751)
                                                                 --------    ----------    ----------
Net cash provided by (used in) continuing operations.............    (504)       13,986        (7,550)
Net cash provided by (used in) continued operations..............  (9,894)       (4,001)        2,430
                                                                 --------    ----------     ---------
Net cash provided by (used in) operating activities.............. (10,398)        9,985        (5,120)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets from acquisition......................................       -             -        (6,499)
Investment in joint venture......................................       -             -          (520)
Purchases of property, plant and equipment, net..................  (2,870)       (1,466)       (2,436)
Proceeds from disposal of discontinued operation.................       -             -         6,863
                                                                 --------    ----------     ---------
Net cash provided by (used in)  investing activities.............  (2,870)       (1,466)       (2,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt retired........................................       -             -        (7,329)
Acquisition line draws...........................................       -             -         6,098
Net activity on term loan........................................  (3,500)       (3,500)      (18,000)
Net activity on revolving loan...................................  16,750        (6,713)          300
Redemption of preferred stock and accrued dividends..............       -             -        (9,614)
Net proceeds from................................................       -             -        37,176
Issuance of stock................................................       -            87            88
                                                                 --------    ----------    ----------
Net cash provided by (used in) financing activities..............  13,250       (10,126)        8,719
                                                                 --------    ----------    ----------
Net increase (decrease) in cash..................................     (18)       (1,607)        1,007
Cash at beginning of period......................................   2,127         2,109           502
                                                                 --------    ----------    ----------
Cash at end of period............................................$  2,109    $      502    $    1,509
                                                                 --------    ----------    ----------
Interest paid....................................................$  4,972    $    3,584    $    7,175
                                                                 ========    ==========    ==========

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACQUISITION AND DESCRIPTION OF THE BUSINESS

         Founded in 1890, Acorn Products, Inc. (Acorn), through its wholly-owned subsidiary Union Tools, Inc. ("Union Tools" and together with Acorn the "Company") is a leading manufacturer and marketer of non-powered lawn and garden tools in the U.S. The Company's principal products include long handle tools (such as forks, hoes, rakes and shovels), snow tools, posthole diggers, wheelbarrows, striking tools, cutting tools and hose reels. The Company sells its products under a variety of well-known brand names. In addition, the Company manufactures private label products for a variety of retailers. The Company sells its products through a variety of distribution channels. Acorn is a holding company with no business operations of its own. (See Note 3 for a discussion of the Company's disposition of its non-lawn and garden operations.)

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. As a result, the Company's operating results depend significantly on the spring selling season. To support this sales peak, the Company must build inventories of finished goods throughout the fall and winter. Accordingly, the Company's levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and second fiscal quarters. (See Note 12).

         Weather is the most significant factor in determining market demand for the Company's products and is inherently unpredictable. Fluctuations in weather can be favorable or unfavorable for the sale of lawn and garden equipment.

         The Company's largest customer, Sears, accounted for 7.6%, 12.5% and 10.9% of gross sales in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. No other customer accounted for 10% or more of the Company's gross sales in fiscal 1995, fiscal 1996 or fiscal 1997.

         The Company's products require the supply of raw materials consisting primarily of steel, plastics and ash wood. The Company has several suppliers for most of its raw materials.

         In July 1997, Acorn completed an initial public offering of 3,250,000 shares of Common Stock at a price to the public of $14.00 per share. The net proceeds from the offering were approximately $41.3 million.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Acorn and its subsidiaries, UnionTools, McGuire-Nicholas Company, Inc. ("McGuire-Nicholas") and VSI Fasteners, Inc. ("VSI"). All intercompany accounts and transactions have been eliminated. (See Note 3 -- Discontinued Operations).

         Inventories

         lnventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FlFO) method. Inventories consist of the following:

                                                                AUGUST 2,           AUGUST 1,
                                                                   1996                1997
                                                                ---------           ---------
                                                                        (IN THOUSANDS)
Finished goods.........................................           $12,473             $14,460
Work in process........................................             5,703               7,041
Raw materials and supplies.............................             5,932               6,741
                                                                  -------             -------
                                                                   24,108              28,242
Valuation reserves.....................................              (675)               (600)
                                                                  -------             -------
Total inventories......................................           $23,433             $27,642
                                                                  -------             -------

         Property, Plant and Equipment

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

Machinery and equipment......................................       3 to 15 years
Buildings and improvements...................................       3 to 40 years
Furniture and fixtures.......................................       3 to 15 years

         Property, plant and equipment consists of the following:

                                                                AUGUST 2,           AUGUST 1,
                                                                   1996                1997
                                                                ---------           ---------
                                                                        (IN THOUSANDS)
Land....................................................         $  1,207              $1,626
Buildings and improvements..............................            2,553               4,909
Machinery and equipment.................................           10,840              15,011
Furniture and fixtures..................................            1,355               1,815
                                                                  -------             -------
                                                                   15,955              23,361
Accumulated depreciation and amortization...............           (5,397)             (7,711)
                                                                  -------             -------
Property, plant and equipment, net......................          $10,558             $15,650
                                                                  =======             =======

         Goodwill

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is amortized on the straight-line method over a forty-year period. Accumulated amortization was $2.2 million at August 2, 1996 and $3.0 million at August 1, 1997. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit.

         Income Taxes

         The Company files a consolidated federal income tax return. Federal income taxes are apportioned among Acorn and its subsidiaries based on each corporation's taxes as determined on a separate return basis. State tax returns are filed on a separate-company basis.

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Earning Per Share

         Earnings per share is computed using the weighted average number of shares of Common Stock outstanding during each period plus dilutive Common Stock equivalents (stock options) using the treasury stock method. Fully diluted earnings per share have not been presented as the differences are insignificant. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning Per Share" (SFAS 128). SFAS 128 is effective for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share in accordance with Accounting Principles Board Opinion No. 15. The Company does not expect the adoption of SFAS 128 to have a significant effect on earnings per share.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fiscal Year

         The Company's fiscal year is comprised of the 52 or 53 weeks ending on the Friday closest to July 31 of each year. Unless otherwise stated, references to fiscal 1995, fiscal 1996 and fiscal 1997 relate to the fiscal years ended July 28, 1995, August 2, 1996 and August 1, 1997, respectively, and were comprised of 52 weeks, 53 weeks and 52 weeks, respectively. The Company's interim reporting periods for quarterly periods end on the Friday closest to the last day of each fiscal quarter.

3.       DISCONTINUED OPERATIONS

         VSI

         In March 1996, the Company adopted a formal plan to sell VSI. Accordingly, VSI was accounted for as a discontinued operation in the financial statements for fiscal 1996. Prior year financial statements were reclassified to conform to the 1996 presentation. During fiscal 1996, the Company provided for estimated losses of $665,000 on the disposal of VSI, which represented the write-down of inventory and other assets to estimated net realizable value and the estimated loss through the disposal date. The Company completed the sale of substantially all of the assets of VSI on December 4, 1996 for approximately $6.9 million, plus the assumption of approximately $2.3 million of related liabilities. No additional gain or loss was incurred.

         McGuire-Nicholas

         In January 1997, the Company adopted a formal plan to sell McGuire-Nicholas. Accordingly, McGuire-Nicholas is accounted for as a discontinued operation and classified as such in the accompanying consolidated financial statements. The prior year financial statements have been reclassified to conform to the current year presentation. During fiscal 1997, the Company provided for an estimated loss on the disposal of McGuire-Nicholas of $9.9 million, consisting of an estimated loss on disposal of $8.4 million and a provision of $1.5 million of operating losses for fiscal 1997 and anticipated operating losses through the date of closing. The loss on disposal represented the write-off of $7.3 million of goodwill relating to McGuire-Nicholas and the write-down of inventory and other assets to estimated net realizable value. On August 8, 1997, the Company sold substantially all of the assets of McGuire-Nicholas for approximately $4.7 million, plus the assumption of approximately $4 million of related liabilities. Final determination of Acorn's proceeds from the disposition of McGuire-Nicholas remains subject to certain closing balance sheet adjustments.

         Results of Operations and Net Assets of Discontinued Operations

         The following represents the combined results of operations of the Company's discontinued operations:

                                            FISCAL 1995         FISCAL 1996         FISCAL 1997
                                            -----------         -----------         -----------
                                                               (IN THOUSANDS)
Revenues..............................       $53,050             $49,810             $29,643
Costs and expenses....................        53,145              50,143              30,731
Interest expense......................        (1,422)             (1,577)               (411)
Loss from operations..................        (1,800)             (5,815)             (1,499)

         Interest expense has been allocated to discontinued operations for all periods based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

         The following table summarizes the net assets (liabilities) of the Company's discontinued operations:

                                                               AUGUST 2,           AUGUST 1,
                                                                 1996                 1997
                                                               ---------           ---------
                                                                      (IN THOUSANDS)
Accounts receivable...................................         $  6,109             $  3,548
Inventories...........................................           10,321                3,658
Property and equipment................................            2,470                1,686
Other assets (including goodwill of
  $7,400 and $0, respectively)........................            8,518                  992
Liabilities...........................................           (8,134)             (10,479)
                                                                -------             --------
    Net assets (liabilities) of discontinued operations         $19,284             $   (595)
                                                                =======             ========

4.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Long-term debt consists of the following:

                                                               AUGUST 2,           AUGUST 1,
                                                                 1996                 1997
                                                               ---------           ---------
                                                                      (IN THOUSANDS)
Term loan.............................................          $18,000               $   --
Subordinated debt to shareholder......................           31,354                   --
Acquisition line of credit facility...................               --                6,098
                                                                -------                -----
                                                                 49,354                6,098
Less current portion of long-term debt................            3,500                   --
                                                                -------               ------
                                                                $45,854               $6,098
                                                                =======               ======

         Credit Facility

         UnionTools entered in to a credit facility (the "Credit Facility") in December 1996 which, as amended and restated in June 1997, provides for a $30 million revolving credit facility (the "Revolving Facility") and a $35 million acquisition facility (the "Acquisition Line"). The Credit Facility originally also provided for a $20 million term loan, which was repaid in June 1997 with a portion of the proceeds from Acorn's initial public offering. The Credit Facility is secured by substantially all of the assets of UnionTools and is guaranteed by Acorn. The Acorn guarantee is secured by a pledge of all the capital stock of UnionTools.

         Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. As of August 1, 1997, there was $16.2 million available for future borrowing under the Revolving Facility. The Revolving Facility has a letter of credit subcommitment of $3 million and expires in June 2003.

         Available borrowings under the Acquisition Line are subject to various financial and non-financial requirements and are limited to $7.5 million per acquisition and $15 million per year without the prior approval of the lenders. The Acquisition Line will convert to a three year term loan in June 2000 and will be payable according to a predetermined amortization schedule.

         Borrowings under the Credit Facility bear interest at either the bank prime rate plus a margin ranging from 0.25% to 0.75% (prime rate at August 1, 1997 was 8.5%) or at UnionTools' option, the LIBOR rate plus a margin ranging from 2.25% to 2.75% (LIBOR rate at August 1, 1997 was 5.75%). At August 1, 1997, UnionTools had $16.1 million of debt outstanding under the LIBOR option and $2.8 million of debt outstanding under the bank prime rate option. The interest rate margin fluctuates based on the ratio of total senior debt to operating cash flow as set forth in a predetermined pricing table. In addition, UnionTools is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility and the Acquisition Line.

         The Credit Facility contains certain covenants, which, among other things, require UnionTools to maintain specified financial ratios and satisfy certain tests, including minimum interest coverage ratios, and places limits on future capital expenditures by UnionTools. The Credit Facility also includes negative covenants including limitations on indebtedness, liens, guarantees, obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances, optional payments and modifications and other debt instruments, transactions with affiliates, changes in fiscal year, negative pledge clauses and changes in line of business. UnionTools was in compliance of all debt covenants at August 1, 1997.

         UnionTools is required to make certain mandatory prepayments under the Credit Facility based upon cash flow and certain other events described in the Credit Facility. UnionTools may elect to prepay all or a portion of the Credit Facility at any time. The fair value of the Company's long-term debt approximates the carrying amount at August 1, 1997.

         Subordinated Notes

         In December 1993, Acorn issued a Subordinated Unsecured Promissory
Note in the amount of $25 million to several investment funds and accounts (the "TCW Funds") managed by affiliates of The TCW Group, Inc. In May 1994, Acorn issued a Temporary Subordinated Promissory Note in the amount of $6.4 million to the TCW Funds. The Subordinated Unsecured Promissory Note and the Temporary Subordinated Promissory Note collectively are referred to herein as the "Subordinated Notes". The Subordinated Notes were due on July 31, 2003 and accrued interest at 13% per year. On August 2, 1996, Acorn issued 100 shares of Series A Preferred Stock (the "Series A Preferred Stock") with a par value of $.001 per share and a stated value of $8.6 million as payment in full of accrued interest on the Subordinated Notes of $4.1 million and $4.5 million for fiscal 1995 and fiscal 1996, respectively. In June 1997, Acorn used $9.6 million of the proceeds from its initial public offering to redeem the Series A Preferred Stock and pay accumulated dividends thereon and $11.0 million of the proceeds from its initial public offering to repay a portion of the Subordinated Notes and accrued interest thereon. The remaining $24.0 million aggregate principal amount of the Subordinated Notes was exchanged for 1.7 million shares of Common Stock.

         In December 1996, Acorn issued a subordinated promissory note to the TCW Funds in the aggregate principal amount of $6 million and bearing interest at a rate of 13% per year as bridge financing. In December 1996 Acorn paid $6.3 million to the TCW Funds in prepayment of the subordinated promissory note, accrued interest thereon and a $180,000 facility fee.

5.       STOCKHOLDERS' EQUITY AND DERIVATIVE SECURITIES

         Increase in Authorized Capital Stock and Stock Split

         In May 1997, Acorn increased the number of authorized shares of Common Stock to 20 million and effected a 1,446-for-1 split of the Common Stock in the form of a common stock dividend (the "Stock Split"). All share and per share information has been restated to reflect the Stock Split.

         Preferred Stock

         At August 2, 1996, Acorn had 100 shares of non-voting, non-convertible, Series A Preferred Stock issued and outstanding. Holders of the Series A Preferred Stock were entitled to a cumulative 13% dividend, payable quarterly in additional Series A Preferred Stock at a value of $85,962 per share. The Series A Preferred Stock was redeemable at the option of Acorn at any time, in whole or in part, at a price of $85,962 per share, plus accrued dividends. In July 1997, Acorn used $9.6 million of the proceeds from its initial public offering to redeem the Series A Preferred Stock and pay accumulated dividends thereon.

         Stock Options

         During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS

123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options and, accordingly, does not recognize compensation costs when the exercise price of its employee stock options is equal to the fair market value of the stock at the grant date.

         Pursuant to employment agreements, certain executive officers of the Company were granted options to purchase shares of Common Stock. Vesting of the options and the related exercise price were contingent upon the attainment of certain profitability targets, and portions of the options that failed to vest expired. Of these options, 39,042 remain outstanding at August 1, 1997.

         In April 1997, Acorn adopted the 1997 Stock Incentive Plan (the "Incentive Plan") for members of senior management and certain other officers and employees of the Company. The purpose of the Incentive Plan is to provide incentives to employees of the Company by granting awards tied to the performance of the Common Stock. Awards to employees may take the form of options, stock appreciation rights or sales or grants of restricted stock. The Company has reserved an aggregate of 730,000 shares of Common Stock for issuance under the Incentive Plan. Acorn has granted an aggregate of 329,100 options under the Incentive Plan, an approximate fair value of $7.07 per share.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its incentive stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997: (i) a risk-free interest rate of 6.35%; (ii) no dividend yield; (iii) a volatility factor of the expected market price of the Company's Common Stock of .437; and (iv) a weighted-average expected life of each option of 7 years. If the Company had elected to recognize compensation expense based upon the fair value of options at the grant date as prescribed by SFAS No. 123, reported net income (loss) applicable to common stock and per share amounts would have been as follows:

                                                                            FISCAL 1996       FISCAL 1997
                                                                            -----------       -----------
Net income (loss) applicable to common stock........................        $  (7,309)         $(12,219)
Net income (loss) applicable to common stock per share..............            (4.81)            (6.15)

         The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

         The following table summarizes the stock option activity:

                                                            NUMBER OF                WEIGHTED AVERAGE
                                                              SHARES                  EXERCISE PRICE
                                                            --------                 ----------------
1997 STOCK INCENTIVE PLAN:

Outstanding at August 3, 1996......................                 0                    $        0
Granted............................................           329,100                         14.00
Exercised..........................................                 0                             0
Expired/terminated.................................                 0                             0
Outstanding at August 1, 1997......................           329,100                         14.00

OTHER STOCK OPTIONS:

Outstanding at July 30, 1994.......................           111,342                          8.49
Granted............................................            15,906                         12.10
Exercised..........................................                 0                             0
Expired/terminated.................................            15,906                         12.10

Outstanding at July 29, 1995.......................           111,342                          8.49
Granted............................................            14,460                         12.10
Exercised..........................................             7,230                         12.10
Expired/terminated.................................            47,718                         12.10

Outstanding at August 2, 1996......................            70,854                          6.42
Granted............................................                 0                             0
Exercised..........................................             7,230                         12.10
Expired/terminated.................................            24,582                         12.10

Outstanding at August 1, 1997......................            39,042                          1.79



         During fiscal 1997, options to purchase 5,784 shares of Common Stock vested at an exercise price of $12.10 per share, options to purchase 5,784 shares of Common Stock vested at an exercise price of $0 per share and options to purchase 82,275 shares of Common Stock vested at an exercise price of $14.00 per share. The Company recognized compensation expense of $120,000 in fiscal 1997 related to the vesting of these options. Options to purchase 7,230 shares of Common Stock expired in fiscal 1997. Vested options to purchase 39,042 shares of Common Stock (with an exercise price of $0 and $12.10 per share relating to 33,288 and 5,784 shares, respectively) and 82,275 shares of Common Stock (with an exercise price of $14.00 per share) expire in December 2003 and June 2004, respectively.

         Director Stock Plan

         In April 1997, Acorn adopted the Deferred Equity Compensation Plan for Directors (the "Director Stock Plan"). The purpose of the Director Stock Plan is to increase the proprietary interest in the Company of non-employee members of the Board of Directors thereby increasing their incentive to contribute to the success of the Company. Only non-employee directors are eligible to participate in the Director Stock Plan. The number of shares of Common Stock reserved for issuance pursuant to the Director Stock Plan is 73,000. In lieu of cash, non-employee directors can elect to receive all or one-half of their fees in the form of common stock units. The number of common stock units issued is determined by dividing (i) an amount equal to the dollar amount of the fees to be received in the form of common stock units by (ii) the average of the high and low sale prices of the Common Stock on the National Market on the last business day preceding the date of payment. Any cash or stock dividends payable on shares of Common Stock accrue for the benefit of the directors in the form of additional common stock units. Common stock units are distributed to non-employee directors in the form of Common Stock following the director's resignation from the Board of Directors. In addition, common stock units are distributed to directors in the form of Common Stock following the death of the director or a change in control of Acorn as defined in the Director Stock Plan. As of August 1, 1997, 2,379 common stock units had been awarded under the Director Stock Plan representing an equal number of shares of Common Stock to be issued in the future.

6.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              AUGUST 2,           AUGUST 1,
                                                                                1996                1997
                                                                              ---------           ---------
                                                                                      (IN THOUSANDS)
Deferred tax assets:

     Inventory........................................................        $   1,752          $      681
     Accrued expenses and other.......................................            8,273               3,376
     Net operating loss carryforwards.................................            5,910              15,181
     Capital loss carryforward........................................               --                 410
                                                                              ---------          ----------
        Total deferred tax assets.....................................           15,935              19,648
Valuation allowance for deferred tax assets...........................          (14,897)            (19,431)
                                                                              ----------         ----------
Deferred tax assets...................................................            1,038                 217
Deferred tax liabilities:
       Income taxes...................................................              209                  --
       Depreciation and other.........................................              829                 217
                                                                              ---------          ----------
        Total deferred tax liabilities................................            1,038                 217
                                                                              ---------          ----------
             Net deferred tax assets..................................        $      --          $       --
                                                                              =========          ==========


         Based upon the Company's operating losses in the past two fiscal years and the uncertainty of operating earnings in the future, management has determined that it is not likely that the deferred tax assets will be fully recognized. Accordingly, a valuation allowance has been recorded.

         The provision for income taxes is comprised of the following:

                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                           JULY 28, 1995       AUGUST 2, 1996      AUGUST 1, 1997
                                           -------------       --------------      --------------
                                                               (IN THOUSANDS)
Current-- state.......................          $ --                $ --                $134
Deferred-- state......................            --                 582                  --
                                                -----               ====                ====
                                                $ --                $582                $134
                                                =====               ====                ====

         At August 1, 1997, the Company has net operating loss carryforwards of $37.1 million for income tax purposes that expire in the years 2009 through 2012 and capital loss carry forwards of $1.0 million for income tax purposes that expire in 2002.

7.       RETIREMENT PLANS

         UnionTools maintains defined benefit pension plans which cover substantially all employees. Benefits paid under the defined benefit plans are based generally on either years of service and the employee's compensation in recent years of employment or years of service multiplied by contractual amounts. The Company's funding policy is to fund at least the minimum amount required by ERISA.

         The following sets forth the funded status of the defined benefit plans:

                                           PLANS WHOSE BENEFITS EXCEED ASSETS       PLAN WHOSE ASSETS EXCEED BENEFITS
                                           ----------------------------------      ----------------------------------
                                           AUGUST 2, 1996      AUGUST 1, 1997      AUGUST 2, 1996      AUGUST 1, 1997
                                           --------------      --------------      --------------      --------------
                                                                         (IN THOUSANDS)
Actuarial present value of benefit
  obligations:

    Accumulated benefit obligation,
      (primarily vested)...............          $8,291              $8,131            $ 5,064             $ 5,793
                                                 ------              ------            -------             -------
    Projected benefit obligation for
      service rendered to date.........          $8,451               8,252            $ 5,064              $5,793
    Plan assets at fair value..........           9,101               9,480              3,508               3,991
                                                 ------              ------            -------             -------
    Projected benefit obligation less..             650               1,228             (1,556)             (1,802)
    than (in excess) of plan assets....

    Unrecognized prior service cost....             (61)                (40)               156                 628
    Unrecognized net losses (gains)....             621                 364                327                 445
    Adjustment to recognize
      minimum liability................              --                  --               (552)             (1,074)
                                                 ------              ------            -------             -------
    Prepaid (accrued) pension cost
      included in the accompanying
      balance sheet....................          $1,210              $1,552            $(1,625)            $(1,803)
                                                 ======              ======            =======             =======


         The components of net periodic pension cost are as follows:

                                                                                  YEAR ENDED
                                                             ---------------------------------------------------
                                                               JULY 28,            AUGUST 2,           AUGUST 1,
                                                                 1995                 1996                1997
                                                               --------            ---------           ---------
                                                                                (IN THOUSANDS)
Service cost..........................................           $ 371                $ 438              $  619
Interest on projected benefit obligation..............             965                  981               1,045
Return on plan assets.................................            (462)                (411)               (858)
Net amortization and deferral.........................            (465)                (582)               (229)
                                                                 -----                -----              ------
  Net periodic pension cost...........................           $ 409                $ 426              $  577
                                                                 =====                =====              ======

         Significant assumptions used in 1995, 1996 and 1997 in calculating periodic pension cost are as follows:

                                                                          1995                1996                1997
                                                                       --------------------------------------------------
Discount rate...................................................           8%                  8%                   8%
Expected long-term rate of return...............................           8%                  8%                8.75%
Rate of increase in future compensation.........................           4%                  4%                   4%

         Plan assets consist primarily of guaranteed interest contracts and pooled investment debt securities.

8.       POST-RETIREMENT BENEFITS

         In addition to providing pension benefits, sponsors an unfunded defined benefit health care plan that provides post-retirement medical and life insurance benefits to employees who had attained age 50 and 10 years of service by August 1, 1996 and to current participants receiving benefits.

         Effective August 1, 1995, the Company adopted No. 106,
"Employers' Accounting for Post-retirement Benefits Other Than Pensions," pursuant to which the cost of retiree health care benefits is accrued during the employees' active service period. The Company elected to immediately recognize the difference between the accrued benefit obligation as calculated under No. 106 and the amount recorded under the prior accounting method.
The cumulative effect of this accounting change as of August 1, 1995 was to increase net income by $869,000.

         Post-retirement benefit expense was $431,000 in fiscal 1995, $425,242 in fiscal 1996 and $349,032 in fiscal 1997. The components of expense in fiscal 1996 and fiscal 1997 follow:

                                                                              AUGUST 2,           AUGUST 1,
                                                                                1996                 1997
                                                                              --------            ---------
Service cost benefits earned.........................................         $ 80,131             $ 62,254
Interest cost on projected benefit obligations.......................          345,111              286,778
                                                                              --------             --------
                                                                              $425,242             $349,032
                                                                              ========             ========

         The following table presents supplemental information related to the Company's post-retirement health care benefits:

                                                                            AUGUST 2,        AUGUST 1,
                                                                               1996             1997
                                                                            ----------       ----------
Accumulated post-retirement benefit obligation:
   Retirees..........................................................       $2,773,644       $2,411,657
   Active employees..................................................        1,938,511        1,371,907
                                                                            ----------       ----------
                                                                             4,712,155        3,783,564
Unrecognized net gain (loss).........................................         (111,046)         710,967
                                                                            ----------       ----------
Accrued post-retirement benefit cost.................................       $4,601,109       $4,494,531
                                                                            ==========       ==========

         As the benefits provided by the plan are fixed by the plan document, no annual assumed rate of increase in per capita cost of covered benefits is included in the obligation calculation. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%.

9.       AGREEMENTS WITH KEY EMPLOYEES

         In May 1997, the Company terminated existing employment agreements with certain executive officers of the Company and entered into a new employment agreement with the President and Chief Executive Officer of Acorn and UnionTools. In addition, the Company entered into agreements with certain of its executive officers providing for, under certain circumstances, payments from the Company following the termination of such officers' employment with the Company or following a change in control of the Company (as defined therein).

10.      COMMITMENTS AND CONTINGENCIES

         UnionTools entered into a royalty agreement with The Scotts Company, pursuant to which UnionTools obtained the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the Scotts(R) brand name. Under the agreement, UnionTools must pay certain minimum royalty amounts annually.

         Rent expense under operating leases was $2.2 million in fiscal 1995, $2 million in fiscal 1996 and $1.2 million in fiscal 1997. The minimum annual payments for leases under noncancelable operating leases and the royalty agreement at August 1, 1997 are as follows (in thousands):

1998..........................................................              $893,000
1999..........................................................               784,000
2000..........................................................               494,000
2001..........................................................                76,000
2002..........................................................                24,000
Thereafter....................................................                     0

         The Company is a party to personal injury litigation arising out of incidents involving the use of Company products purchased by consumers from retailers to whom the Company distributes. The Company generally is covered by insurance for these product liability claims. Management believes that the ultimate disposition of this litigation will not have a material effect on the consolidated financial position or the results of future operations of the Company.

         Hourly employees at the Company's Columbus, Ohio manufacturing facility and distribution center, Delaware, Ohio sawmill, Frankfort, New York manufacturing facility and distribution center, Portville, New York sawmill and Hebron, Ohio injection molding facility are covered by collective bargaining agreements between the Company and four unions. The collective bargaining agreements expire in May 1999, June 1998, August 1999 and March 1999, respectively. No other employees of the Company are represented by unions. The Company has not been subject to a strike or work stoppage in over 20 years and believes that its relationships with its employees and applicable unions are good. However, there can be no assurance that the Company will be successful in negotiating new labor contracts on terms satisfactory to the Company or without work stoppages or strikes. A prolonged work stoppage or strike at any of the Company's facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

11.      ACQUISITION OF BUSINESS

         On February 19, 1997, the Company acquired for approximately $6.3 million in cash certain assets of an injection molding company. The Company accounted for the acquisition as a purchase and the results of the injection molding division's operations are included in the accompanying financial statements beginning with the date of acquisition. The Company's allocation of the purchase price and capitalized transaction costs, based upon an assessment of the fair value of such assets at the date of acquisition, is as follows:

Inventories...................................................            $1,068,000
Land and buildings............................................             2,600,000
Equipment.....................................................             2,370,000
Non-compete agreement.........................................               461,000
                                                                          ----------
                                                                          $6,499,000
                                                                          ==========

         The Company is amortizing the non-compete agreement over a two year period.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain financial data of the Company for each quarter of fiscal 1996 and 1997. The financial data for each of these quarters is unaudited but includes all adjustments, consisting of only normal recurring adjustments, which the Company believes to be necessary for a fair presentation. These operating results, however, are not necessarily indicative of results for any future period.



                                                                INCOME       INCOME (LOSS)
                                                                (LOSS)          BEFORE
                                                                BEFORE        CUMULATIVE
                                                              CUMULATIVE        EFFORT          LOSS FROM
                                                                EFFECT        ADJUSTMENT       DISCONTINUED      NET INCOME
                              NET SALES      GROSS PROFIT     ADJUSTMENT       PER SHARE        OPERATIONS         (LOSS)
                              ---------      ------------     ----------       ---------       ------------      ----------
                                                                            (IN THOUSANDS)

1996
First quarter.............     $16,486        $  3,942         $(1,614)         $   (1.06)     $   (291)         $ (1,036)
Second quarter............      19,357           4,626          (1,061)              (.70)         (477)           (1,538)
Third quarter.............      33,564           9,826           2,888               1.90          (355)            2,533
Fourth quarter............      23,245           6,762          (1,881)             (1.24)       (5,357)           (7,238)
                               -------         -------         -------                          -------          --------
                               $92,652         $25,156         $(1,668)         $   (1.10)      $(6,480)         $ (7,279)
                               =======         =======         =======                          =======          ========

1997

First quarter.............     $19,679         $ 5,172         $(1,290)        $     (.87)      $  (985)         $ (2,275)
Second quarter............      21,018           5,383          (1,527)             (1.02)         (126)           (1,653)
Third quarter.............      37,270          10,335           2,638               1.76        (8,464)           (5,826)
Fourth quarter............      23,044           6,139            (780)             (1.22)         (345)           (1,125)
                              --------         -------         -------                          -------          --------
                              $101,011         $27,029         $  (959)        $     (.48)      $(9,920)         $(10,879)
                              ========         =======         =======                          =======          ========

The fourth quarter of fiscal 1996 reflects expense of $563,000 incurred in connection with the resignation of Acorn's previous Chairman of the Board and expense of $750,000 incurred in connection with self-insured life insurance accruals related to the death of a former director of the Company.

13.      SUPPLEMENTAL ADJUSTED STATEMENT OF OPERATIONS DATA

         The supplemental adjusted statement of operations data set forth below presents the pro forma effects on the Company's historical results of operations giving effect to the following transactions as if they occurred at the beginning of each of the periods presented: (1) the Company's initial public offering and the application of the net proceeds therefrom to repay indebtedness outstanding under the Credit Facility and accrued interest thereon and to repay indebtedness outstanding under the Subordinated Notes and accrued interest thereon and (ii) the exchange of $24.0 million aggregate principal amount of Subordinated Notes for 1.7 million shares of Common Stock.

                                                                                  Year Ended
                                                                                August 1, 1997
                                                                                --------------
         Historical loss from continuing operations before cumulative
            effect adjustment ..............................................      $   (959)
         The elimination of interest expense related to the repayment
            of indebtedness under the Credit Facility ......................         1,439
         The elimination of interest expense related to the repayment
            of indebtedness under the Subordinated Notes ...................           869
         The elimination of interest expense related to the conversion
            of Subordinated Notes to common stock ..........................         2,845
                                                                                  --------
         Adjusted net income from continuing operations ....................      $  4,194
                                                                                  ========
         Adjusted net income from continuing operations, per share..........      $    .71
                                                                                  ========

         Historical loss from discontinued operations ......................      $ (9,920)
                                                                                  ========
         Adjusted loss from discontinued operations ........................      $ (9,920)
                                                                                  ========
         Adjusted loss from discontinued operations per share ..............      $  (1.60)
                                                                                  ========
         Adjusted weighted average number of shares outstanding ............     5,947,882

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the executive officers and directors of the Company is included under the captions "Election of Directors" and "Executive Officers" in Acorn's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on December 9, 1997 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance by Acorn's officers, directors and ten percent beneficial owners with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is included under the captions "Information Concerning the Board of Directors, Executive Officers and Principal Stockholders" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership is included under the caption "Ownership of Common Stock by Principal Stockholders, Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of Acorn are filed with this Annual Report on Form 10-K pursuant to Item 8:

                *  Report of Independent Auditors

                * Consolidated Balance Sheets as of July 28, 1995, August 2, 1996 and August 1, 1997

                * Consolidated Statements of Operations for fiscal 1995, fiscal 1996 and fiscal 1997

                * Consolidated Statements of Stockholders' Equity for fiscal 1995, fiscal 1996 and fiscal 1997

                * Consolidated Statements of Cash Flows for fiscal 1995, fiscal 1996 and fiscal 1997

                *  Notes to Consolidated Financial Statements

         (a)(2) The following financial statement schedules of Acorn are filed with this Annual Report on Form 10-K pursuant to Item 14(d) and appear immediately preceding the exhibit index:

                  I        Condensed Financial Information of Registrant

                  II       Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefor have been omitted.

         (a)(3) The following items are filed as exhibits to this Annual Report on Form 10-K (management contracts and compensatory plans are indicated by an asterisk (*)):

  Exhibit Number                                          Description
  --------------                                          -----------
       2.1          Asset Purchase Agreement, dated as of February 19, 1997,
                    between Greif Bros. Corporation and UnionTools, Inc.***

       3.1          Amended and Restated Certificate of Incorporation of Acorn Products, Inc.***

       3.2          Amended and Restated Bylaws of Acorn Products, Inc.***

       4.1          Specimen Stock Certificate for Common Stock.***

      10.1*         Employment Agreement, dated as of May 29, 1997, among the Company, UnionTools, Inc.
                    and Gabe Mihaly.***

     10.2.1*        Employment Severance Agreement, dated as of May 29, 1997, among the Company,
                    UnionTools and James B. Farland.***

     10.2.2*        Employment Severance Agreement, dated as of May 29, 1997,among the Company,
                    UnionTools and Thomas A. Hyrb.***

     10.2.3*        Employment Severance Agreement, dated as of May 29, 1997, among the Company,
                    UnionTools and Stephen M. Kaspirsin.***

     10.2.4*        Employment Severance Agreement, dated as of June 24, 1997, among the Company,
                    UnionTools and J. Mitchell Dolloff.***

      10.3*         Acorn Products, Inc. Deferred Equity Compensation Plan for Directors.***

      10.4*         Acorn Products, Inc. 1997 Stock Incentive Plan.***

      10.5*         Standard Form of Acorn Products, Inc. Stock Option Agreement.***

      10.6*         UnionTools, Inc. Retirement Plan for Salaried Employees.***

      10.7*         Amendment No. 1 to UnionTools, Inc. Retirement Plan for Salaried Employees.***

      10.8*         Acorn Products, Inc. Supplemental Pension Plan for Executive Employees.***

       10.9         Amended and Restated Credit Agreement, dated as of May 20, 1997, between UnionTools,
                    Inc. and Heller Financial, Inc.***

      10.10         License Agreement, dated as of August 1, 1992, between UnionTools, Inc. and The Scott
                    Company.***

      10.11 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and various funds and accounts managed by TCW Special Credits.***

      10.12         Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc.
                    and OCM Prinicipal Opportunities Fund, L.P.***

       21.1         Subsidiaries of the Company.***

       23.1         Consent of Ernst & Young LLP.**

       24.1         Power of Attorney.**

       27.1         Financial Data Schedule.**

------------------------

**       Filed herewith.

*** Previously filed with the same exhibit number on a Registration Statement on Form S-1 (Registration Number 333-25325) filed with the Securities and Exchange Commission on April 17, 1997, as amended.

         Copies of exhibits may be obtained by writing to Investor Relations, Acorn Products, Inc., 500 Dublin Avenue, P.O. Box 1930, Columbus, Ohio 43216. Persons requesting copies will be charged a reasonable fee to cover reproduction and mailing expenses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              ACORN PRODUCTS, INC.

              By:  /s/ GABE MIHALY
                   -----------------------------------------------
                   Name:  Gabe Mihaly
                   Title: President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Principal Executive Officer:

                  BY:    /S/ GABE MIHALY
                         -----------------------------------------
                  Name:  Gabe Mihaly
                  Title: President, Chief Executive Officer and a
                         director

                  Principal Accounting and Financial Officer:

                  By:    /s/ STEPHEN M. KASPRISIN
                         -----------------------------------------
                  Name:  Stephen M. Kasprisin
                  Title: Vice President and Chief Financial Officer

                  Directors:

                  *Conor D. Reilly
                  ---------------------------------------------------
                  Conor D. Reilly, Chairman of the Board of Directors


                  *William W. Abbott
                  ---------------------------------------------------
                  William W. Abbott, Director


                  *Matthew S. Barrett
                  ---------------------------------------------------
                  Matthew S. Barrett, Director


                  *Stephen A. Kaplan
                  ---------------------------------------------------
                  Stephen A. Kaplan, Director


                  *John I. Leahy
                  ---------------------------------------------------
                  John I. Leahy, Director


                  *By:  /s/ GABE MIHALY
                  ---------------------------------------------------
                  Gabe Mihaly, Power of Attorney


                  Dated: October 29, 1997

                SCHEDULE 11 - VALUATION AND QUALIFYING ACCOUNTS
                                UNIONTOOLS, INC.
                                 AUGUST 1, 1997

                                                                 Additions
                                                     -----------------------------------
                                 Balance at            Charged to          Charged to
                                Beginning of           Costs and             Other            Deductions         Balance at End
        Description                Period               Expenses            Accounts           Describe            of Period
                             --------------------    ---------------     ---------------    ----------------    -----------------
Fiscal Year Ended August
1, 1997:
Deducted from asset
accounts:

Allowance for doubtful          $        140,000       $    100,782       $       4,000       $      69,391        $     175,391
accounts

Reserved for sales
discounts and allowances                 416,673            121,276                   0                   0              537,949
                             --------------------    ---------------     ---------------    ----------------    -----------------
   Total                        $        556,673       $    222,058       $       4,000       $      69,391        $     713,340

Fiscal Year Ended August
2, 1996:
Deducted from asset
accounts:

Allowance for doubtful          $        175,000       $          0       $           0       $      35,000        $     140,000
accounts

Reserve for sales,
discounts and allowances                 470,205            105,468                                 159,000              416,673
                             --------------------    ---------------     ---------------    ----------------    -----------------
     Total                      $        645,205       $    105,468       $           0       $     194,000        $     556,673

Fiscal Year Ended July 28,
1995:
Deducted from asset
accounts:

Allowance for doubtful          $        175,689       $          0       $           0       $         689        $     175,000
accounts

Reserve for sales,
discounts and allowances                 305,962            329,000                   0             164,757              470,205
                             --------------------    ---------------     ---------------    ----------------    -----------------
    Total                       $        481,651       $    329,000       $           0       $     165,446        $     645,205


                              ACORN PRODUCTS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (Parent Company)

                            CONDENSED BALANCE SHEETS

                                                                              August 2,           August 1,
                                                                                1996                1997
                                                                           ----------------     --------------
                                                                                     (in thousands)
                                 ASSETS

Cash.................................................................         $        253        $       466

Accounts receivable..................................................                  253                252

Prepaids and other...................................................                  945              1,658
                                                                           ----------------     --------------
Total current assets.................................................                1,451              2,376

Property, plant and equipment, et....................................                    4                 --

Goodwill.............................................................                6,812              6,629

Other assets (principally investment in and amounts due
    from wholly-owned subsidiaries)..................................               57,420             56,309
                                                                           ----------------     --------------
       Total assets..................................................              $65,687            $65,314
                                                                           ================     ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving credit facility............................................              $12,537        $        --

Accounts payable and accrued expenses................................                1,421              1,688

Accrued interest.....................................................                   --                 --

Income taxes payable.................................................                  875                142

Other current liabilities............................................                  220                260
                                                                           ----------------     --------------
Total current liabilities............................................               15,053              2,090

Long-term debt.......................................................               31,354                 --

Other long-term liabilities..........................................                  750                 --
                                                                           ----------------     --------------
Total liabilities....................................................               47,157              2,090
                                                                           ----------------     --------------
Stockholders' equity

    Common stock.....................................................               14,406             78,391

    Preferred stock..................................................                8,596                 --

    Contributed capital - stock options..............................                  340                460

    Minimum pension liability........................................                (197)              (133)

    Retained earnings (deficit)......................................              (4,615)           (15,494)
                                                                           ----------------     --------------
        Total stockholders' equity...................................               18,530             63,224
                                                                           ----------------     --------------
            Total liabilities and stockholders' equity...............              $65,687            $65,314
                                                                           ================     ==============

                              ACORN PRODUCTS, INC.
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                (Parent Company)

                       CONDENSED STATEMENT OF OPERATIONS

                                                                                     Year Ended
                                                                 ---------------------------------------------------
                                                                   July 28,           August 2,         August 1,
                                                                     1995               1996              1997
                                                                 --------------     --------------    --------------
                                                                                   (in thousands)
Selling and administrative expenses...........................         $ 1,524            $ 1,828          $  1,785

Interest expense..............................................              --              1,659             4,539

Amortization of goodwill......................................             370                471               183

Other expenses................................................              --              1,014               739
                                                                 --------------     --------------    --------------
Loss before equity in earnings of subsidiaries................          (1,894)            (4,972)           (7,246)

Equity in earnings of wholly-owned subsidiaries...............            (545)            (2,307)           (3,633)
                                                                 --------------     --------------    --------------
Net loss......................................................         $(2,439)           $(7,279)         $(10,879)
                                                                 ==============     ==============    ==============

                              ACORN PRODUCTS, INC.
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                (Parent Company)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                     Year Ended
                                                                 ---------------------------------------------------
                                                                   July 28,           August 2,         August 1,
                                                                     1995               1996              1997
                                                                 --------------     --------------    --------------
                                                                                   (in thousands)
Net cash from operating activities...........................      $  (17,621)         $    5,661       $  (11,405)

INVESTING ACTIVITIES:

    Property and equipment...................................                5                  7               --

FINANCING ACTIVITIES:

Net activity on revolving loan...............................           16,750             (6,713)         (12,537)

Redemption of subordinated debt..............................               --                 --          (31,354)

Issuance of common stock.....................................               --                 87           64,105

Retirement of preferred stock................................               --                 --           (8,596)
                                                                 --------------     --------------    --------------
                                                                        16,750             (6,626)          11,618
                                                                 --------------     --------------    --------------
Increase (decrease) in cash..................................      $      (866)        $     (958)      $      213
                                                                 ==============     ==============    ==============

                              ACORN PRODUCTS, INC
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)
                                (Parent Company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2.       Long-Term Debt and Revolving Credit Facility

         At August 2, 1996 and August 1, 1997, the Company had a revolving credit facility with a maximum borrowing of $30 million (the Revolving Facility). The Revolving Facility is collateralized by substantially all of the assets and common stock of the Company's subsidiaries.

         Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable, inventory and fixed assets of the Company's subsidiaries. The Revolving Facility has a letter of credit subcommitment of $5,000,000.

         Borrowings under the Credit Facility bear interest at either the bank prime rate plus a margin ranging from 0.25% to 0.75% (prime rate at August 1, 1997 was 8.5%) or at the Company's option, the LIBOR rate plus a margin ranging from 2.25% to 2.75% (LIBOR rate at August 1, 1997 was 5.75%). At August 1, 1997, the Company had $16.1 million of debt outstanding under the LIBOR option and $2.8 million of debt outstanding under the bank prime rate option. The interest rate margin fluctuates based on the ratio of total senior debt to operating cash flow as set forth in a predetermined pricing table. In addition, the Company is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility and the Acquisition Line.

         The Credit Facility contains certain covenants, which, among other things, require the Company to maintain specified financial ratios and satisfy certain tests, including minimum interest coverage ratios, and places limits on future capital expenditures by the Company. The Credit Facility also includes negative covenants including limitation on indebtedness, liens, guarantees, obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances, optional payments and modifications and other debt instruments, transactions with affiliates, changes in fiscal year, negative pledge clauses and changes in the line of business. The Company was in compliance of all debt covenants at August 1, 1997.

         The Company is required to make certain mandatory prepayments under the Credit Facility based upon cash flow and certain other events described in the Credit Facility. The Company may elect to prepay all or a portion of the Credit Facility at any time. The fair value of the Company's long-term debt approximates the carrying amount at August 1, 1997.

         In December 1993, the Company issued a Subordinated Unsecured Promissory Note in the amount of $25,000,000 to the TCW Funds. In May 1994 the Company issued a Temporary Subordinated Promissory Note in the amount of $6,354,000 to the TCW Funds. The Subordinated Unsecured Promissory Note and the Temporary Subordinated Promissory Note collectively are referred to herein as the "Subordinated Notes." The Subordinated Notes are due on July 31, 2003 and carry interest at 13% per year.

         Annual interest payments for the Subordinated Notes are contingent upon meeting certain financial measures. These financial measures were not met during fiscal 1995 and 1996, thus, no cash interest payments were permitted. The Subordinated Notes require that any non-payment of interest be added of the principal balance of the outstanding Subordinated Notes. On August 2, 1996, the Company issued 100 shares of Series A Preferred Stock (the "Series A Preferred Stock") with a par value of $.001 per share and a stated value of $8,596,000 as payment in full of accrued interest on the Subordinated Notes due for fiscal years 1995 and 1996.

         Interest on the Subordinated Notes of $4,133,000 and $4,463,000 was paid in the form of Series A Preferred Stock during fiscal 1995 and fiscal 1996, respectively.

         The Subordinated Notes, accrued interest and Series A Preferred Stock were redeemed with the proceeds of the Company's Initial Public Offering on June 24, 1997.

                              Acorn Products, Inc.
                                   Form 10-K
                                 Exhibit Index

                                 EXHIBIT INDEX

  Exhibit Number                                          Description
  --------------                                          -----------
       2.1          Asset Purchase Agreement, dated as of February 19, 1997,
                    between Greif Bros. Corporation and UnionTools, Inc.***

       3.1          Amended and Restated Certificate of Incorporation of Acorn Products, Inc.***

       3.2          Amended and Restated Bylaws of Acorn Products, Inc.***

       4.1          Specimen Stock Certificate for Common Stock.***

      10.1*         Employment Agreement, dated as of May 29, 1997, among the Company, UnionTools, Inc.
                    and Gabe Mihaly.***

     10.2.1*        Employment Severance Agreement, dated as of May 29, 1997, among the Company,
                    UnionTools and James B. Farland.***

     10.2.2*        Employment Severance Agreement, dated as of May 29, 1997,among the Company,
                    UnionTools and Thomas A. Hyrb.***

     10.2.3*        Employment Severance Agreement, dated as of May 29, 1997, among the Company,
                    UnionTools and Stephen M. Kaspirsin.***

     10.2.4*        Employment Severance Agreement, dated as of June 24, 1997, among the Company,
                    UnionTools and J. Mitchell Dolloff.***

      10.3*         Acorn Products, Inc. Deferred Equity Compensation Plan for Directors.***

      10.4*         Acorn Products, Inc. 1997 Stock Incentive Plan.***

      10.5*         Standard Form of Acorn Products, Inc. Stock Option Agreement.***

      10.6*         UnionTools, Inc. Retirement Plan for Salaried Employees.***

      10.7*         Amendment No. 1 to UnionTools, Inc. Retirement Plan for Salaried Employees.***

      10.8*         Acorn Products, Inc. Supplemental Pension Plan for Executive Employees.***

       10.9         Amended and Restated Credit Agreement, dated as of May 20, 1997, between UnionTools,
                    Inc. and Heller Financial, Inc.***

      10.10         License Agreement, dated as of August 1, 1992, between UnionTools, Inc. and The Scott
                    Company.***

      10.11 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and various funds and accounts managed by TCW Special Credits.***

      10.12         Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc.
                    and OCM Prinicipal Opportunities Fund, L.P.***

       21.1         Subsidiaries of the Company.***

       23.1         Consent of Ernst & Young LLP.**

       24.1         Power of Attorney.**

       27.1         Financial Data Schedule.**

------------------------

**       Filed herewith.

*** Previously filed with the same exhibit number on a Registration Statement on Form S-1 (Registration Number 333-25325) filed with the Securities and Exchange Commission on April 17, 1997, as amended.