Form 10-Q
period 1997-10-31
ACORN PRODUCTS INC
filed 1997-12-15
CIK 1036713

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


  For Quarter Ended                              Commission File Number:
  OCTOBER 31, 1997                                       0-22717
  ----------------                                       -------


                              ACORN PRODUCTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       22-3265462
        --------                                       ----------
(State of Incorporation)                   (IRS Employer Identification Number)


                                500 DUBLIN AVENUE
                              COLUMBUS, OHIO 43215
                              --------------------
                    (Address of principal executive offices)


                                 (614) 222-4400
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year if
                          changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

               6,464,105 shares of common stock, $.001 par value,
                        outstanding at December 5, 1997.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            ACORN PRODUCTS, INC. AND
                                  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              AUGUST 1,     OCTOBER 31,
                                                                1997           1997
                                                              ---------     -----------
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash .................................................      $  1,509       $  1,359
  Accounts receivable, less allowance for
     doubtful accounts ($713 and $782 at August 1, 1997
      and October 31, 1997, respectively) ..............        18,462         17,406
  Inventories ..........................................        27,642         29,518
  Prepaids and other current assets ....................      $  3,773       $  2,449
                                                              --------       --------
    Total current assets ...............................        51,386         50,732
Property, plant and equipment, net of
    accumulated depreciation ...........................        15,650         16,238
Goodwill, net of accumulated amortization ..............        29,374         29,173
Other intangible assets ................................      $  2,480       $  3,032
                                                              --------       --------
    Total assets .......................................      $ 98,890       $ 99,175
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility ............................      $ 12,837       $ 12,830
  Accounts payable .....................................         5,872          7,160
  Accrued expenses .....................................         4,707          4,492
  Income taxes payable .................................           350             16
  Other current liabilities ............................           711            714
                                                              --------       --------
    Total current liabilities ..........................        24,477         25,212
Long-term debt .........................................         6,098          6,098
Other long-term liabilities ............................         4,496          4,419
Net liabilities of discontinued operations .............           595            546
                                                              --------       --------
     Total liabilities .................................        35,666         36,275
Stockholders' equity:
  Common stock, par value $.001 per share,
    20,000,000 shares authorized, 6,464,105
     shares issued and outstanding at August 1,
    1997 and October 31,1997, respectively .............        78,391         78,391
  Contributed capital-stock options ....................           460            460
  Minimum pension liability ............................          (133)          (133)
  Retained earnings (deficit) ..........................       (15,494)       (15,818)
                                                              --------       --------
    Total stockholders' equity .........................        63,224         62,900
                                                              --------       --------
    Total liabilities and stockholders' equity .........      $ 98,890       $ 99,175
                                                              ========       ========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

                                                        FOR THE QUARTER ENDED
                                                     ----------------------------
                                                     NOVEMBER 1,      OCTOBER 31,
                                                        1996             1997
                                                     -----------      -----------
                                                             (Unaudited)
Net sales .....................................      $   19,679       $   20,416
Cost of goods sold ............................          14,507           15,277
                                                     ----------       ----------
Gross profit ..................................           5,172            5,139

Selling, general and administrative expenses ..           4,403            4,819
Interest expense ..............................           1,807              519
Amortization of intangibles ...................             201              218
Other expenses, net ...........................              51               41
                                                     ----------       ----------

Income (loss) from continuing operations before
  income taxes ................................          (1,290)            (458)
Income taxes ..................................              --             (134)
                                                     ----------       ----------

Income (loss) from continuing operations ......          (1,290)            (324)

Loss from discontinued operations .............            (985)              --
                                                     ----------       ----------
Net income (loss) .............................      $   (2,275)      $     (324)
                                                     ==========       ==========




Per Share Data:
Income (loss) from continuing operations ......      $    (0.87)      $    (0.05)
Loss from discontinued operations per share ...           (0.66)              --
                                                     ----------       ----------
Net Income (loss) per share ...................      $    (1.53)      $    (0.05)
                                                     ==========       ==========

Weighted average shares outstanding ...........       1,490,826        6,464,105

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE THREE MONTHS ENDED
                                                                        --------------------------
                                                                        NOVEMBER 1,   OCTOBER 31,
                                                                           1996          1997
                                                                        -----------   -----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................................      $(2,275)      $  (324)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) continuing operations:
  Loss from discontinued operations ................................          985            --
  Depreciation and amortization ....................................          740           894
  Issuance of stock options ........................................          120            --
  Changes in operating assets and liabilities:
    Accounts receivable ............................................       (3,222)        1,056
    Inventories ....................................................       (3,528)       (1,876)
    Other assets ...................................................       (2,745)          772
    Accounts payable and accrued expenses ..........................        3,071         1,073
    Income taxes payable ...........................................       (1,218)         (334)
    Other liabilities ..............................................        1,555           (73)
                                                                          -------       -------
Net cash provided by (used in) continuing operations ...............       (6,517)        1,188
Net cash provided by (used in) discontinued operations .............        2,443           (49)
                                                                          -------       -------
Net cash provided by (used in) operating activities ................       (4,074)        1,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net ....................         (437)       (1,281)
                                                                          -------       -------
Net cash provided by (used in) investing activities ................         (437)       (1,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving loan .....................................        4,278            (8)
Issuance of stock ..................................................           77            --
                                                                          -------       -------
Net cash provided by (used in) financing activities ................        4,355            (8)
                                                                          -------       -------
Net increase (decrease) in cash ....................................         (156)         (150)
Cash at beginning of period ........................................          502         1,509
                                                                          -------       -------
Cash at end of period ..............................................      $   346       $ 1,359
                                                                          =======       =======
Interest paid ......................................................      $   311       $   362
                                                                          =======       =======

                             See accompanying notes

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report on Form 10-K for the fiscal year ended August 1, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of Acorn Products, Inc. and its consolidated subsidiaries (the "Company") for the periods presented and to present fairly the consolidated financial position of the Company as of October 31, 1997. All such adjustments are of a normal recurring nature.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward Looking Information" below.

FORWARD LOOKING INFORMATION

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 1, 1997, as well as in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as the same may be amended from time to time.

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 1996

         Net Sales. Net sales increased 3.7%, or $737,000, to $20.4 million in the first quarter of fiscal 1998 compared to $19.7 million in the first quarter of fiscal 1997. The increase in net sales reflected $1.6 million of net sales by the Company's injection molding division, which was acquired in February 1997, partially offset by a decline in net sales of snow tools and leaf rakes of approximately $1 million.

         Gross Profit. Gross profit remained flat at approximately $5.1 million for the first quarter of fiscal 1998 compared to the comparable period in fiscal 1997. Gross margin decreased to 25.2% in the first quarter of fiscal 1998 compared to 26.3% in the first quarter of fiscal 1997. The decrease in gross margin primarily was due to lower overhead absorption rates realized as the Company decreased production to prevent inventory build-up. Gross margin also was adversely affected by lower gross margins on sales by the Company's injection molding division.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.4%, or $416,000, to $4.8 million in the first quarter of fiscal 1998 compared to $4.4 million in the first quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 23.6% in the first quarter of fiscal 1998 from 22.4% in the first quarter of fiscal 1997. The increase primarily resulted from increased sales to commissioned, rather than non-commissioned, accounts, as well as increased trade-show and convention costs.

         Other Expenses, Net. Other expenses decreased $10,000 to $41,000 in the first quarter of fiscal 1998 compared to $51,000 in the first quarter of fiscal 1997.

         Loss From Continuing Operations. Loss from continuing operations before income taxes decreased $832,000 to $458,000 in the first quarter of fiscal 1998 compared to $1.3 million in the same period of fiscal 1997. The Company recognized a tax benefit of $134,000 in the first quarter of fiscal 1998, bringing the loss from continuing operations to $324,000 for the first quarter of fiscal 1998 compared to a loss from continuing operations of $1.3 million in the first quarter of fiscal 1997. The decrease in loss from continuing operations primarily was due to a $1.3 million reduction in interest expense as a result of the retirement of indebtedness in connection with the Company's initial public offering in July 1997.

         Net Loss. Net loss decreased $2.0 million to $324,000 in the first quarter of fiscal 1998 compared to $2.3 million in the first quarter of fiscal 1997. The Company incurred a loss from discontinued operations of $985,000 in the first quarter of fiscal 1997.

DISPOSITION OF NON-LAWN AND GARDEN BUSINESS OPERATIONS

         In December 1996, the Company sold substantially all of the assets of VSI Fasteners, Inc. ("VSI"), a distributor of packaged fasteners, for approximately $6.9 million, plus the assumption of approximately $2.3 million of related liabilities. In August 1997, the Company sold substantially all of the assets of McGuire-Nicholas Company, Inc. ("McGuire-Nicholas"), a manufacturer and distributor of leather, canvas and synthetic fabric tool holders and work aprons, for approximately $4.7 million, plus the assumption of approximately $4 million of related liabilities. Final determination of the Company's proceeds from the disposition of McGuire-Nicholas remains subject to certain closing balance sheet adjustments. VSI's and McGuire-Nicholas' results of operations are shown as "Loss from Discontinued Operations" in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Net liabilities of the discontinued VSI and McGuire-Nicholas operations are shown as "net liabilities of discontinued operations" on the consolidated balance sheets appearing elsewhere in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

         There have been no significant changes in the Company's liquidity and capital resources as of October 31, 1997 from those discussed in the Company's Annual Report on Form 10-K for the year ended August 1, 1997.

         In July 1997, the Company used approximately $9.6 million of the net proceeds from its initial public offering to redeem outstanding preferred stock and pay accumulated dividends thereon, approximately $11.0 million of the net proceeds from its initial public offering to repay a portion of certain subordinated notes and accrued interest thereon and approximately $20.6 million of the net proceeds from its initial public offering to repay a portion of the indebtedness outstanding under its bank credit facility and accrued interest thereon. The Company also exchanged the remaining $24 million aggregate principal amount of its outstanding subordinated notes for 1,716,049 shares of Common Stock.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

         Not Applicable.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS.

          None.

ITEM 2 -  CHANGES IN SECURITIES.

          None.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5 -  OTHER INFORMATION.

          None.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


            EXHIBIT                           EXHIBIT
            NUMBER                          DESCRIPTION

              10 Amendment No. 1 to Credit Agreement, dated as of November 24, 1997, between UnionTools, Inc. and Heller Financial, Inc.

              27           Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  (1) Form 8-K (Item 5) filed September 18, 1997 reporting the cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                  (2) Form 8-K (Item 2) filed August 22, 1997 reporting the completed the sale of substantially all of the assets of Acorn's subsidiary McGuire-Nicholas Company, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACORN PRODUCTS, INC.


Date: 12/15/97                By:  /s/ Gabe Mihaly
                                  ---------------------------------------------
                                   Gabe Mihaly, President and Chief Executive
                                   Officer (Duly Authorized Officer)

Date: 12/15/97                By:  /s/ Stephen M. Kasprisin
                                  ---------------------------------------------
                                   Stephen M. Kasprisin, Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                              ACORN PRODUCTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX


            EXHIBIT                            EXHIBIT
            NUMBER                           DESCRIPTION

              10 Amendment No. 1 to Credit Agreement, dated as of November 24, 1997, between UnionTools, Inc. and Heller Financial, Inc.

              27           Financial Data Schedule.