Form 10-Q
period 1998-01-30
ACORN PRODUCTS INC
filed 1998-03-16
CIK 1036713

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
/ X /     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 1998
                                         OR
/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
For the transition period from                       to

                          Commission file number:  0-22717

                                ACORN PRODUCTS, INC.
               (Exact name of registrant as specified in its charter)

     DELAWARE                                          22-3265462
     (State or other jurisdiction of                 I.R.S. Employer
     incorporation or organization)                 Identification No.)

                      500 DUBLIN AVENUE, COLUMBUS, OHIO 43215
           (Address of principal executive offices, including zip code)

                                   (614) 222-4400
                (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES   X     NO
                                                        ----        ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,464,105 shares of Common Stock, $.001 par value, were outstanding at March 11, 1998.

                                     FORM 10-Q

                                ACORN PRODUCTS, INC.

                                  TABLE OF CONTENTS

                                                                                          PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

                  Consolidated Balance Sheets                                                  3
                      August 1, 1997 and January 30, 1998

                  Consolidated Statements of Operations For the Quarter                        4
                      and the Six Months Ended January 31, 1997 and January 30, 1998

                  Consolidated Statements of Cash Flows For the Six Months Ended               5
                      January 31, 1997 and January 30, 1998

                  Interim Notes to Consolidated Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial                              7-9
                  Condition and Results of Operations.

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.                           10

     Item 6.   Exhibits and Reports on Form 8-K.                                              11

     Signatures                                                                               12

                            PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   AUGUST 1,      JANUARY 30,
                                                                                     1997            1998
                                                                                --------------- --------------
                                                                                                   (Unaudited)


  ASSETS
CURRENT ASSETS:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         1,509 $          578
   Accounts receivable, less allowance for
        doubtful accounts ($713 and $629, respectively). . . . . . . . . .               18,462         19,647
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               27,642         33,387
   Prepaids and other current assets . . . . . . . . . . . . . . . . . . .                3,773          2,125
                                                                                --------------- --------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .               51,386         55,737
   Property, plant and equipment, net of accumulated depreciation. . . . .               15,650         16,357
   Goodwill, net of accumulated amortization . . . . . . . . . . . . . . .               29,374         28,968
   Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . .                2,480          2,902
   Net assets of discontinued operations . . . . . . . . . . . . . . . . .                   --             30
                                                                                --------------- --------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       98,890  $     103,994
                                                                                --------------- --------------
                                                                                --------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . .       $       12,837  $      17,315
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,872          8,957
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,707          4,065
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .                  350           (158)
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .                  711            712
                                                                                --------------- --------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .               24,477         30,891
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,098          6,098
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . .                4,496          4,380
Net liabilities of discontinued operations . . . . . . . . . . . . . . . .                  595             --
                                                                                --------------- --------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .               35,666         41,369
Stockholders' equity:
        Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued and outstanding at August 1,
         1997 and January 30, 1998, respectively . . . . . . . . . . . . .               78,391         78,391
Contributed capital-stock options. . . . . . . . . . . . . . . . . . . . .                  460            460
Minimum pension liability. . . . . . . . . . . . . . . . . . . . . . . . .                 (133)          (133)
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .              (15,494)       (16,093)
                                                                                --------------- --------------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . .               63,224         62,625
                                                                                --------------- --------------
        Total liabilities and stockholders' equity . . . . . . . . . . . .       $       98,890  $     103,994
                                                                                --------------- --------------
                                                                                --------------- --------------

                              See accompanying notes.

                       ACORN PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                                       ------------------------------------------------------
                                                                       JANUARY 31,    JANUARY 30,    JANUARY 31,   JANUARY 30,
                                                                         1997           1998           1997          1998
                                                                       ---------      ---------      ---------     ---------
                                                                              (Unaudited)                    (Unaudited)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .            $ 21,018        $21,143        $40,697       $ 41,559
Cost of goods sold . . . . . . . . . . . . . . . . . . . . .              15,635         16,340         30,142         31,617
                                                                        -----------------------        ----------------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .               5,383          4,803         10,555          9,942
Selling, general and administrative
     expenses. . . . . . . . . . . . . . . . . . . . . . . .               4,238          4,411          8,641          9,230
Interest expense . . . . . . . . . . . . . . . . . . . . . .               1,436            522          3,243          1,041
Amortization of intangibles. . . . . . . . . . . . . . . . .                 201            219            402            437
Other expenses, net. . . . . . . . . . . . . . . . . . . . .               1,207             38          1,258             79
                                                                        -----------------------        ----------------------
Income (loss) from continuing
  operations before income taxes . . . . . . . . . . . . . .              (1,699)          (387)        (2,989)          (845)
Income taxes (benefit) . . . . . . . . . . . . . . . . . . .                  --           (112)            --           (246)
                                                                        -----------------------        ----------------------
Income (loss) from continuing
  operations . . . . . . . . . . . . . . . . . . . . . . . .              (1,699)          (275)        (2,989)          (599)

Discontinued operations:
  Loss from operations . . . . . . . . . . . . . . . . . . .                 (78)            --         (1,063)            --
  Loss from disposal . . . . . . . . . . . . . . . . . . . .              (6,019)            --         (6,019)            --
                                                                        -----------------------        ----------------------
    Loss from discontinued
      operations . . . . . . . . . . . . . . . . . . . . . .              (6,097)            --         (7,082)            --
                                                                        -----------------------        ----------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .            $ (7,796)        $ (275)      $(10,071)       $  (599)
                                                                        -----------------------        ----------------------
Net income (loss) applicable to common stock . . . . . . . .            $ (8,075)        $ (275)      $(10,629)       $  (599)
                                                                        -----------------------        ----------------------
                                                                        -----------------------        ----------------------
PER SHARE DATA (Basic and Diluted):
Income (loss) from continuing
  operations . . . . . . . . . . . . . . . . . . . . . . . .             $ (1.14)       $ (0.04)      $  (2.00)       $ (0.09)
Loss from discontinued operations. . . . . . . . . . . . . .               (4.07)            --          (4.74)            --
Preferred stock dividend . . . . . . . . . . . . . . . . . .               (0.18)            --          (0.37)            --
                                                                        -----------------------        ----------------------
Net income (loss) applicable to common stock . . . . . . . .             $ (5.39)       $ (0.04)      $  (7.11)       $ (0.09)
                                                                        -----------------------        ----------------------
                                                                        -----------------------        ----------------------
Weighted average shares
  outstanding. . . . . . . . . . . . . . . . . . . . . . . .           1,496,864      6,464,105      1,493,845      6,464,105
                                                                       ------------------------      ------------------------
                                                                       ------------------------      ------------------------

                               See accompanying notes.

                         ACORN PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                    ----------------------------
                                                                                    JANUARY 31,      JANUARY 30,
                                                                                       1997             1998
                                                                                    ------------     -----------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING Activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (10,071)     $    (599)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) continuing operations:
  Loss from discontinued operations. . . . . . . . . . . . . . . . . . . . . . .          7,082             --
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .          1,780          1,849
  Issuance of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .            120             --
  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,945)        (1,185)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,354)        (5,745)
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (497)         1,195
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .          4,400          2,288
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (432)          (508)
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (538)          (116)
                                                                                       ---------      ---------
Net cash provided by (used in) continuing operations . . . . . . . . . . . . . .        (12,455)        (2,821)
Net cash provided by (used in) discontinued operations . . . . . . . . . . . . .          9,568           (469)
                                                                                       ---------      ---------
Net cash provided by (used in) operating activities. . . . . . . . . . . . . . .         (2,887)        (3,290)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . . . . . . . . . . . . . . . .           (887)        (2,119)
                                                                                       ---------      ---------
Net cash provided by (used in) investing activities. . . . . . . . . . . . . . .           (887)        (2,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on term loan. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,000             --
Net activity on revolving loan . . . . . . . . . . . . . . . . . . . . . . . . .          1,686          4,478
Issuance of stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             88             --
                                                                                       ---------      ---------
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . .          3,774          4,478
                                                                                       ---------      ---------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . .             --           (931)
Cash at beginning at period. . . . . . . . . . . . . . . . . . . . . . . . . . .             --          1,509
                                                                                       ---------      ---------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --      $     578
                                                                                       ---------      ---------
                                                                                       ---------      ---------
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,665      $     834
                                                                                       ---------      ---------
                                                                                       ---------      ---------

                               See accompanying notes.

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                  INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended August 1, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, in the opinion of management, that are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of January 30, 1998. All such adjustments are of a normal recurring nature.

     2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                    August 1,   January 30,
                                                      1997          1998
                                                      ----          ----
                                                         in thousands
Finished goods . . . . . . . . . . . . . . . . . .  $ 14,460      $ 17,930
Work in process. . . . . . . . . . . . . . . . . .     7,041         7,572
Raw materials and supplies . . . . . . . . . . . .     6,741         8,656
                                                     -------       -------
                                                      28,242        34,158
Valuation reserves . . . . . . . . . . . . . . . .      (600)         (771)
Total inventories. . . . . . . . . . . . . . . . .    27,642        33,387
                                                     -------       -------
                                                     -------       -------

     3. In February 1998, the Company completed the acquisition of H.B. Sherman Manufacturing Company ("Sherman") for approximately $3.1 million, with up to an additional $366,000 payable subject to the achievement of certain profit levels in 1998. The Company will account for the acquisition as a purchase. Based in Poplar Bluff, Missouri, Sherman manufactures and markets high-quality hose attachments and related products, such as spray nozzles, sprinklers and couplings.

     4. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted the provisions of Statement 128, as required, for the quarter ended January 30, 1998. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

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

THREE MONTHS ENDED JANUARY 30, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     NET SALES. Net sales increased 0.6%, or $125,000, to $21.1 million in the second quarter of fiscal 1998 compared to $21.0 million in the second quarter of fiscal 1997. The increase in net sales reflected $1.4 million of net sales by the Company's injection molding division, which was acquired in February 1997, and increased net sales of the Company's core products, partially offset by a decline in net sales of snow tools of approximately $1.8 million.

     GROSS PROFIT. Gross profit decreased 10.8%, or $580,000, to $4.8 million in the second quarter of fiscal 1998 compared to $5.4 million in the second quarter of fiscal 1997. Gross margin decreased to 22.7% in the second quarter of fiscal 1998 compared to 25.6% in the comparable period in fiscal 1997. The decrease in gross margin primarily was due to increased manufacturing administration costs related to new product development, as well as lower gross margins realized on sales by the Company's injection molding division. Gross margin also was adversely affected by lower overhead absorption rates realized as the Company decreased production to prevent inventory build-up.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 4.1%, or $173,000, to $4.4 million in the second quarter of fiscal 1998 compared to $4.2 million in the second quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 20.9% in the second quarter of fiscal 1998 from 20.2% in the second quarter of fiscal 1997. The increase primarily resulted from the addition of selling expenses related to the Company's injection molding division and increased administrative expenses resulting from the Company's public reporting requirements and pursuit of the Company's acquisition strategy.

     OTHER EXPENSES, NET. Other expenses, net, decreased to $38,000 in the second quarter of fiscal 1998 compared to $1.2 million in the second quarter of fiscal 1997. The Company incurred bank fees of $951,000 in the second quarter of fiscal 1997.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations before income taxes decreased 77.2%, or $1.3 million, to $387,000 in the second quarter of fiscal 1998 compared to $1.7 million in the same period in fiscal 1997. The Company recognized a tax benefit of $112,000 in the second quarter of fiscal 1998, bringing the loss from continuing operations to $275,000 in the second quarter of fiscal 1998 compared to a loss from continuing operations of $1.7 million in the second quarter of fiscal 1997. The decrease in loss from continuing operations primarily was due to a $1.2 million reduction in other expenses, net and a $914,000 reduction in interest expense as a result of the retirement of indebtedness in connection with the Company's initial public offering in July 1997.

     NET LOSS. Net loss decreased $7.5 million to $275,000 in the second quarter of fiscal 1998 compared to $7.8 million in the second quarter of fiscal 1997. The Company incurred a loss from discontinued operations of $6.1 million in the second quarter of fiscal 1997.

SIX MONTHS ENDED JANUARY 30, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

     NET SALES. Net sales increased 2.1%, or $862,000, to $41.6 million in the first six months of fiscal 1998 compared to $40.7 million in the first six months of fiscal 1997. The increase in net sales reflected $3.1 million of net sales by the Company's injection molding division, which was acquired in February 1997, partially offset by a decline in net snow tool sales of approximately $2.4 million.

     GROSS PROFIT. Gross profit decreased 5.8%, or $613,000, to $9.9 million in the first six months of fiscal 1998 compared to $10.6 million in the first six months of fiscal 1997. Gross margin decreased to 23.9% in the first six months of fiscal 1998 compared to 25.9% in the first six months of fiscal 1997. The decrease in gross margin primarily was due to increased manufacturing administration costs related to new product development, as well as lower gross margins realized on sales by the Company's injection molding division. Gross margin also was adversely affected by lower overhead absorption rates realized as the Company decreased production to prevent inventory build-up.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 6.8%, or $589,000, to $9.2 million in the first six months of fiscal 1998 compared to $8.6 million in the first six months of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 22.2% in the first six months of fiscal 1998 from 21.2% in the same period of fiscal 1997. The increase primarily resulted from the addition of selling expenses related to the Company's injection molding division and increased administrative expenses resulting from the Company's public reporting requirements and pursuit of the Company's acquisition strategy.

     OTHER EXPENSES, NET. Other expenses, net, decreased $1.2 million to $79,000 in the first six months of fiscal 1998 compared to $1.3 million in the first six months of fiscal 1997. The Company incurred bank fees of $951,000 in the second quarter of fiscal 1997.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations before income taxes decreased $2.1 million to $845,000 in the first six months of fiscal 1998 from $3.0 million in the first six months of fiscal 1997. The Company recognized a tax benefit of $246,000 in the first six months of fiscal 1998, bringing the loss from continuing operations to $599,000 for the first six months of fiscal 1998 compared to a loss from continuing operations of $3.0 million in the comparable period of fiscal 1997. The decrease in loss from continuing operations primarily was due to a $2.2 million reduction in interest expense as a result of the retirement of indebtedness in connection with the Company's initial public offering in July 1997 and a $1.2 million reduction in other expenses, net.

     NET LOSS. Net loss decreased $9.4 million to $599,000 in the first six months of fiscal 1998 compared to $10.1 million in the first six months of fiscal 1997. The Company incurred a loss from discontinued operations of $7.1 million in the first six months of fiscal 1997.

ACQUISITIONS

     In February 1998, the Company completed the acquisition of H.B. Sherman Manufacturing Company ("Sherman") for approximately $3.1 million, with up to an additional $366,000 payable subject to the achievement of certain profit levels in 1998. Based in Poplar Bluff, Missouri, Sherman manufactures and markets high-quality hose attachments and related products, such as spray nozzles, sprinklers and couplings. The Company borrowed approximately $3.3 million through the acquisition line of its bank credit facility to finance the Sherman acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     There have been no significant changes in the Company's liquidity and capital resources as of January 30, 1998 from those discussed in the Company's Annual Report on Form 10-K for the year ended August 1, 1997.

     In July 1997, the Company used approximately $9.6 million of the net proceeds from its initial public offering to redeem outstanding preferred stock and pay accumulated dividends thereon, approximately $11.0 million of the net proceeds from its initial public offering to repay a portion of certain subordinated notes and accrued interest thereon and approximately $20.6 million of the net proceeds from its initial public offering to repay a portion of the indebtedness outstanding under its bank credit facility and accrued interest thereon. The Company also exchanged the remaining $24 million aggregate principal amount of its outstanding subordinated notes for 1,716,049 shares of its Common Stock.

DISPOSITION OF NON-LAWN AND GARDEN BUSINESS OPERATIONS

     In December 1996, the Company sold substantially all of the assets of VSI Fasteners, Inc. ("VSI"), a distributor of packaged fasteners, for approximately $6.9 million, plus the assumption of approximately $2.3 million of related liabilities. In August 1997, the Company sold substantially all of the assets of McGuire-Nicholas Company, Inc. ("McGuire-Nicholas"), a manufacturer and distributor of leather, canvas and synthetic fabric tool holders and work aprons, for approximately $4.3 million, plus the assumption of approximately
$4 million of related liabilities. VSI's and McGuire-Nicholas' results of operations are shown as "Loss from Discontinued Operations" in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Net liabilities of the discontinued VSI and McGuire-Nicholas operations are shown as "net liabilities of discontinued operations" on the consolidated balance sheets appearing elsewhere in this Quarterly Report on Form 10-Q.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has determined that it will have to modify or replace portions of its computer software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company has initiated communications with its significant customers and suppliers to determine the extent to which the Company's interface systems are vulnerable to the failure of such customers and suppliers to remediate their own year 2000 issues.

     The Company anticipates completing its year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating systems. The total cost of the year 2000 project is estimated at approximately $500,000, which includes approximately $300,000 for the purchase of new computer software and hardware that will be capitalized and approximately $200,000 that will be expensed as incurred.

     The cost of the Company's year 2000 project and its anticipated date of completion are based on management's current estimates. There can be no assurance that the Company will not experience cost overruns or delays in the completion of its year 2000 project. Factors that could cause such cost overruns or delays include, among other things, an unavailability of properly trained personnel, unforeseen difficulty locating and correcting relevant computer codes and similar uncertainties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

                            PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   CHANGES IN SECURITIES.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held an Annual Meeting of Stockholders on December 9, 1997 for the following purposes:

          1. To elect six (6) directors of the Company, each to serve for one-year terms expiring at the 1998 Annual Meeting of Stockholders.

          2. To ratify the appointment of Ernst & Young LLP as the Company's independent certified public accountants for fiscal 1998.

     Each of management's proposals as presented in the proxy statement were approved with the following vote:

          Proposal 1:    The election of directors of the Company, to serve
                         until the 1998 Annual Meeting of Stockholders or until their successors are elected and qualified.

                                         Number of Shares Voted
                               ------------------------------------------
                                               WITHHOLD
                                 FOR           AUTHORITY          TOTAL
                               ---------       ---------        ---------
        William W. Abbott      6,170,501        25,004          6,195,505

        Matthew S. Barrett     6,170,501        25,004          6,195,505

        Stephen A. Kaplan      6,170,501        25,004          6,195,505

        John I. Leahy          6,170,501        25,004          6,195,505

        Gabe Mihaly            6,170,501        25,004          6,195,505

        Conor D. Reilly        6,170,501        25,004          6,195,505

          Proposal 2:    To ratify appointment of Ernst & Young LLP to serve as
                         the Company's independent certified public accountants for the 1998 fiscal year.

                              Number of Shares Voted
                 ---------------------------------------------------
                   FOR         AGAINST    ABSTAINED          TOTAL
                ---------     --------    ---------        ---------
                6,191,080        765        3,660          6,195,505


ITEM 5.  OTHER MATTERS.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

            EXHIBIT             EXHIBIT
            NUMBER            DESCRIPTION

             27           Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K.

          The Registrant did not file any Current Reports on Form 8-K with the Securities and Exchange Commission for the quarter ended January 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACORN PRODUCTS, INC.


Date:  March 12, 1998              By:   /s/ Gabe Mihaly
                                         -------------------------------------
                                         Gabe Mihaly, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)

Date:  March 12, 1998              By:   /s/ Stephen M. Kasprisin
                                         --------------------------------------
                                         Stephen M. Kasprisin, Vice President
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                   ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                               EXHIBIT INDEX



      EXHIBIT                    EXHIBIT
      NUMBER                   DESCRIPTION
        27              Financial Data Schedule.
