Form 10-Q
period 1998-05-01
ACORN PRODUCTS INC
filed 1998-06-15
CIK 1036713

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 1998
                                         OR
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from               to

                          Commission file number:  0-22717

                                ACORN PRODUCTS, INC.
               (Exact name of registrant as specified in its charter)

               DELAWARE                                     22-3265462
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES   X     NO
                                                        -----      -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,464,105 shares of Common Stock, $.001 par value, were outstanding at June 11, 1998.

                                     FORM 10-Q

                                ACORN PRODUCTS, INC.

                                  TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

                    Consolidated Balance Sheets                                      3
                         August 1, 1997 and May 1, 1998

                    Consolidated Statements of Operations For the Quarter            4
                         and the Nine Months Ended May 2, 1997 and May 1, 1998

                    Consolidated Statements of Cash Flows For the Nine Months Ended  5
                         May 2, 1997 and May 1, 1998

                    Interim Notes to Consolidated Financial Statements               6

     Item 2.   Management's Discussion and Analysis of Financial                     7-9
                    Condition and Results of Operations.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.                                     10

     Signatures                                                                      11

                            PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             AUGUST 1,        MAY 1,
                                                                               1997           1998
                                                                             ---------        ------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,509       $  1,730
   Accounts receivable, less allowance for
      doubtful accounts ($713 and $971, respectively). . . . . . . . . . .    18,462         36,487
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,642         31,559
   Prepaids and other current assets . . . . . . . . . . . . . . . . . . .     3,773          1,602
                                                                            --------       --------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    51,386         71,378
   Property, plant and equipment, net of accumulated depreciation. . . . .    15,650         16,407
   Goodwill, net of accumulated amortization . . . . . . . . . . . . . . .    29,374         30,997
   Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . .     2,480          2,462
                                                                            --------       --------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 98,890       $121,244
                                                                            --------       --------
                                                                            --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . .  $ 12,837       $ 26,164
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,872         11,750
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,707          4,764
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .       350            258
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .       711            674
                                                                            --------       --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    24,477         43,610
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,098          9,358
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . .     4,496          4,308
Net liabilities of discontinued operations . . . . . . . . . . . . . . . .       595           --
                                                                            --------       --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    35,666         57,276
Stockholders' equity:
      Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued and outstanding at August 1,
         1997 and May 1, 1998, respectively. . . . . . . . . . . . . . . .    78,391         78,391
Contributed capital-stock options. . . . . . . . . . . . . . . . . . . . .       460            460
Minimum pension liability. . . . . . . . . . . . . . . . . . . . . . . . .      (133)          (133)
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .   (15,494)       (14,750)
                                                                            --------       --------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .    63,224         63,968
                                                                            --------       --------
      Total liabilities and stockholders' equity . . . . . . . . . . . . .  $ 98,890       $121,244
                                                                            --------       --------
                                                                            --------       --------


                               See accompanying notes.

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                                ------------------------        -------------------------
                                                  MAY 2,         MAY 1,           MAY 2,          MAY 1,
                                                  1997           1998             1997            1998
                                                ---------      ---------        ---------       ---------
                                                          (Unaudited)                    (Unaudited)
Net sales    . . . . . . . . . . . . . . . .    $  37,270      $  37,911        $  77,967       $  79,470
Cost of goods sold . . . . . . . . . . . . .       26,935         29,440           57,077          61,057
                                                ---------      ---------        ---------       ---------
Gross profit . . . . . . . . . . . . . . . .       10,335          8,471           20,890          18,413
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . .        4,807          5,526           13,448          14,756
Interest expense . . . . . . . . . . . . . .        2,500            720            5,743           1,761
Amortization of intangibles. . . . . . . . .          202            231              604             668
Other expenses, net. . . . . . . . . . . . .          (36)           102            1,222             181
                                                ---------      ---------        ---------       ---------
Income (loss) from continuing
  operations before income taxes . . . . . .        2,862          1,892             (127)          1,047
Income taxes . . . . . . . . . . . . . . . .           52            549               52             303
                                                ---------      ---------        ---------       ---------
Income (loss) from continuing
  operations . . . . . . . . . . . . . . . .        2,810          1,343             (179)            744

Discontinued operations:
  Loss from operations . . . . . . . . . . .          602           --               (461)           --
  Loss from disposal . . . . . . . . . . . .       (3,095)          --             (9,114)           --
                                                ---------      ---------        ---------       ---------
    Loss from discontinued
      operations . . . . . . . . . . . . . .       (2,493)          --             (9,575)           --
                                                ---------      ---------        ---------       ---------
Net income (loss). . . . . . . . . . . . . .         $317         $1,343          $(9,754)           $744
                                                ---------      ---------        ---------       ---------
                                                ---------      ---------        ---------       ---------
Net income (loss) applicable to
  common stock . . . . . . . . . . . . . . .          $38         $1,343         $(10,591)           $744

PER SHARE DATA (BASIC AND DILUTED):
Income (loss) from continuing
  operations . . . . . . . . . . . . . . . .        $1.88          $0.21           $(0.12)          $0.12
Loss from discontinued operations. . . . . .       $(1.66)         $--             $(6.40)          $--
Preferred stock dividend . . . . . . . . . .       $(0.19)         $--             $(0.56)          $--
                                                ---------      ---------        ---------       ---------
Net income (loss) applicable to
  common stock . . . . . . . . . . . . . . .        $0.03          $0.21           $(7.08)          $0.12
                                                ---------      ---------        ---------       ---------
                                                ---------      ---------        ---------       ---------
Weighted average shares
  outstanding. . . . . . . . . . . . . . . .    1,498,056      6,464,105        1,495,249       6,464,105
                                                ---------      ---------        ---------       ---------
                                                ---------      ---------        ---------       ---------

                               See accompanying notes.

                       ACORN PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                       FOR THE NINE MONTHS ENDED
                                                                       -------------------------
                                                                        MAY 2,           MAY 1,
                                                                         1997             1998
                                                                       --------        --------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . $ (9,754)       $    744
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) continuing operations:
  Loss from discontinued operations. . . . . . . . . . . . . . . . . .    9,575            --
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    2,402           2,886
  Financing fees, net. . . . . . . . . . . . . . . . . . . . . . . . .       30            --
  Issuance of stock options. . . . . . . . . . . . . . . . . . . . . .      120            --
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .  (20,875)        (17,464)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,276)         (2,701)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (53)          1,755
    Accounts payable and accrued expenses. . . . . . . . . . . . . . .    8,432           5,541
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .     (911)            (92)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     (711)           (225)
                                                                       --------        --------
Net cash provided by (used in) continuing operations . . . . . . . . .  (19,021)         (9,556)
Net cash provided by (used in) discontinued operations . . . . . . . .    3,598            (625)
                                                                       --------        --------
Net cash provided by (used in) operating activities. . . . . . . . . .  (15,423)        (10,181)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets from acquisitions . . . . . . . . . . . . . . . . . . . . .   (6,455)         (3,260)
Purchases of property, plant and equipment, net. . . . . . . . . . . .   (1,639)         (2,925)
Proceeds from disposal of discontinued operations. . . . . . . . . . .    6,177            --
                                                                       --------        --------
Net cash provided by (used in) investing activities. . . . . . . . . .   (1,917)         (6,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition loan . . . . . . . . . . . . . . . . . . . .    8,268           3,260
Net activity on revolving loan . . . . . . . . . . . . . . . . . . . .    8,482          13,327
Issuance of stock. . . . . . . . . . . . . . . . . . . . . . . . . . .       88            --
                                                                       --------        --------
Net cash provided by (used in) financing activities. . . . . . . . . .   16,838          16,587
                                                                       --------        --------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . .     (502)            221
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . .      502           1,509
                                                                       --------        --------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . .   $ --            $1,730
                                                                       --------        --------
                                                                       --------        --------
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,186          $1,354
                                                                       --------        --------
                                                                       --------        --------

                               See accompanying notes.

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                  INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended August 1, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, in the opinion of management, that are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of May 1, 1998. All such adjustments are of a normal recurring nature.

     2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                  AUGUST 1,         MAY 1,
                                                    1997             1998
                                                  ---------        -------
                                                        (IN THOUSANDS)
Finished goods . . . . . . . . . . . . . . .      $14,460           $15,418
Work in process. . . . . . . . . . . . . . .        7,041             7,101
Raw materials and supplies . . . . . . . . .        6,741             9,677
                                                  -------           -------
                                                   28,242            32,196
Valuation reserves . . . . . . . . . . . . .         (600)             (637)
                                                  -------           -------
Total inventories. . . . . . . . . . . . . .      $27,642           $31,559
                                                  -------           -------
                                                  -------           -------

     3. In June 1998, the Company completed the acquisition of Thompson Manufacturing Company ("Thompson") for approximately $6.65 million. The final purchase price is subject to certain closing working capital adjustments. The Company will account for the acquisition as a purchase. Based in Chino, California, Thompson manufactures and markets consumer-oriented hose attachment products, such as spray nozzles and sprinklers, as well as commercial irrigation systems. The Company borrowed approximately $6.7 million through the acquisition line of its bank credit facility to finance the Thompson acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

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

THREE MONTHS ENDED MAY 1, 1998 COMPARED TO THREE MONTHS ENDED MAY 2, 1997

     NET SALES. Net sales increased 1.7%, or $641,000, to $37.9 million in the third quarter of fiscal 1998 compared to $37.3 million in the third quarter of fiscal 1997. The increase in net sales reflected $3.9 million of net sales by the Company's injection molding division and the Company's watering products subsidiary, as well as sales of new products, partially offset by a decline in net sales of long handle tools of approximately $3.2 million.

     GROSS PROFIT. Gross profit decreased 18.0%, or $1.9 million, to $8.5 million in the third quarter of fiscal 1998 compared to $10.3 million in the third quarter of fiscal 1997. Gross margin decreased to 22.3% in the third quarter of fiscal 1998 compared to 27.7% in the comparable period in fiscal 1997. The decrease in gross margin primarily was due to lower net sales of long handle tools and lower overhead absorption rates realized as the Company decreased production in response to sluggish demand, as well as additional promotional pricing in response to competitive pressures.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 15.0%, or $719,000, to $5.5 million in the third quarter of fiscal 1998 compared to $4.8 million in the third quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 14.6% in the third quarter of fiscal 1998 from 12.9% in the third quarter of fiscal 1997. The increase primarily resulted from increased selling expenses related to trade shows and cooperative advertising and to increased administrative expenses resulting from the Company's public company reporting requirements and pursuit of the Company's acquisition strategy. The Company also incurred additional selling expenses related to its injection molding division and watering products subsidiary.

     OTHER EXPENSES, NET. Other expenses, net, increased to $102,000 in the third quarter of fiscal 1998 compared to other income, net of $36,000 in the third quarter of fiscal 1997 primarily due to foreign currency transaction gains in the third quarter of 1997 not realized in 1998.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations before income taxes decreased 33.9%, or $970,000, to $1.9 million in the third quarter of fiscal 1998 compared to $2.9 million in the same period of fiscal 1997. The Company recognized taxes of $549,000 in the third quarter of fiscal 1998, bringing income from continuing operations to $1.3 million in the third quarter of fiscal 1998 compared to $2.8 million in the third quarter of fiscal 1997. The decrease in income from continuing operations primarily was due to the decline in net sales and gross profit discussed above, partially offset by a $1.8 million reduction in interest expense as a result of the retirement of indebtedness in connection with the Company's initial public offering in July 1997.

     NET INCOME. Net income increased $1.0 million to $1.3 million in the third quarter of fiscal 1998 compared to $317,000 in the third quarter of fiscal 1997. The Company incurred a loss from discontinued operations of $2.5 million in the third quarter of fiscal 1997.

NINE MONTHS ENDED MAY 1, 1998 COMPARED TO NINE MONTHS ENDED MAY 2, 1997

     NET SALES. Net sales increased 1.9%, or $1.5 million, to $79.5 million in the first nine months of fiscal 1998 compared to $78.0 million in the first nine months of fiscal 1997. The increase in net sales reflected $7.0 million of net sales by the Company's injection molding division and the Company's recently acquired H.B. Sherman Manufacturing

Company watering products subsidiary, as well as sales of new products, partially offset by a decline in net sales of long handle tools and snow tools of approximately $5.4 million.

     GROSS PROFIT. Gross profit decreased 11.9%, or $2.5 million, to $18.4 million in the first nine months of fiscal 1998 compared to $20.9 million in the first nine months of fiscal 1997. Gross margin decreased to 23.2% in the first nine months of fiscal 1998 compared to 26.8% in the first nine months of fiscal 1997. The decrease in gross margin primarily was due to lower net sales of long handle tools and lower overhead absorption rates realized as the Company decreased production in response to sluggish demand, as well as additional promotional pricing in response to competitive pressures. Gross margin also was adversely affected by increased manufacturing costs related to new product development and lower gross margins realized on sales by the Company's injection molding division.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 9.7%, or $1.3 million, to $14.8 million in the first nine months of fiscal 1998 compared to $13.4 million in the first nine months of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.6% in the first nine months of fiscal 1998 compared to 17.2% in the same period of fiscal 1997. The increase primarily resulted from the addition of selling expenses related to trade shows and cooperative advertising and to increased administrative expenses resulting from the Company's public company reporting requirements and pursuit of the Company's acquisition strategy. The Company also incurred additional selling expenses related to its injection molding division and watering products subsidiary.

     OTHER EXPENSES, NET. Other expenses, net, decreased $1.0 million to $181,000 in the first nine months of fiscal 1998 compared to $1.2 million in the first nine months of fiscal 1997. The Company incurred bank fees of $951,000 in the second quarter of fiscal 1997.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations before income taxes increased to $1.0 million in the first nine months of fiscal 1998 from a loss of $127,000 in the first nine months of fiscal 1997. The Company recognized taxes of $303,000 in the in the first nine months of fiscal 1998, bringing income from continuing operations to $744,000 compared to a loss of $179,000 in the comparable period of fiscal 1997. The increase in income from continuing operations primarily was due to a $4.0 million reduction in interest expense as a result of retirement of indebtedness in connection with the Company's initial public offering in July 1997 and a $1.0 million reduction in other expenses, net.

     NET INCOME. Net income increased $10.5 million to $744,000 in the first nine months of fiscal 1998 compared to a loss of $9.8 million in the first nine months of fiscal 1997. The Company incurred a loss from discontinued operations of $9.6 million in the first nine months of fiscal 1997.

ACQUISITIONS

     In June 1998, the Company completed the acquisition of Thompson for approximately $6.65 million. The final purchase price is subject to certain closing working capital adjustments. Based in Chino, California, Thompson manufactures and markets consumer-oriented hose attachment products, such as spray nozzles and sprinklers, as well as commercial irrigation systems. The Company borrowed approximately $6.7 million through the acquisition line of its bank credit facility to finance the Thompson acquisition.

SEASONAL AND QUARTERLY FLUCTUATIONS; IMPACT OF WEATHER

     The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, the Company's sales tend to be greater during its third and fourth fiscal quarters. As a result, the Company's operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, the Company's level of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and second fiscal quarters. These factors increase variations in the Company's quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for the Company's products may vary substantially from the anticipated demand, leaving the Company with excess inventory or insufficient inventory to satisfy customer orders.

     Weather is the single most important factor in determining market demand for the Company's products and also is the least predictable. For example, while floods in the Midwest adversely affected the sale of most types of lawn and garden equipment in 1992, the severe winter of 1994 resulted in a surge in demand for snow shovels. In addition, bad weather during the spring gardening season, such as that experienced throughout most of the U.S. in the spring of 1995 and 1998, can adversely affect overall annual sales.

LIQUIDITY AND CAPITAL RESOURCES

     There have been no significant changes in the Company's liquidity or capital resources as of May 1, 1998 from those discussed in the Company's Annual Report on Form 10-K for the year ended August 1, 1997.

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

          None.

ITEM 5.  OTHER MATTERS.

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.


                     EXHIBIT           EXHIBIT
                     NUMBER          DESCRIPTION

                       27      Financial Data Schedule.


         (b)  REPORTS ON FORM 8-K.

          The Registrant did not file any Current Reports on Form 8-K with the Securities and Exchange Commission for the quarter ended May 1, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACORN PRODUCTS, INC.


Date:  June 11, 1998          By:     /s/ Gabe Mihaly
                                   --------------------------------------------
                                   Gabe Mihaly, President and Chief Executive
                                   Officer (Principal Executive Officer)

Date:  June 11, 1998          By:     /s/ Stephen M. Kasprisin
                                   --------------------------------------------
                                   Stephen M. Kasprisin, Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                       ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                     FORM 10-Q
                                   EXHIBIT INDEX



     EXHIBIT                    EXHIBIT
      NUMBER                  DESCRIPTION

        27              Financial Data Schedule.