Form 10-K405
period 1998-07-31
ACORN PRODUCTS INC
filed 1998-10-29
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998

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

               TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Common Stock, par value $.001 per share                    Nasdaq National Market

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. /X/

         As of October 23, 1998, the aggregate market value of the shares of Common Stock (based on the last sale price of the Common Stock on the Nasdaq National Market on that date) held by non-affiliates of the registrant was approximately $10,532,115.

         As of October 23, 1998, 6,464,105 shares of Common Stock, par value $.001 per share, were outstanding.

                                TABLE OF CONTENTS

                                         DESCRIPTION                        PAGE
Table of Contents                                                             2

Part I

     Item 1.   Business                                                       3

     Item 2.   Properties                                                    11


     Item 3.   Legal Proceedings                                             13

     Item 4.   Submission of Matters to a Vote of Security Holders           13

Part II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                           14

     Item 6.   Selected Financial Data                                       14

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           17

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    26

     Item 8.   Financial Statements and Supplementary Data                   26

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           26

Part III

     Item 10.  Directors and Executive Officers of the Registrant            27

     Item 11.  Executive Compensation                                        29

     Item 12.  Security Ownership and Certain Beneficial Owners
               and Management                                                33

     Item 13.  Certain Relationships and Related Transactions                35

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                   36

Signatures                                                                   39

Financial Statements                                                        F-1

Schedules to Financial Statements                                           S-1

                                     PART I

ITEM 1. BUSINESS

         AS USED IN THIS ANNUAL REPORT ON FORM 10-K AND EXCEPT AS THE CONTEXT OTHERWISE MAY REQUIRE, THE "COMPANY" MEANS ACORN PRODUCTS, INC. ("ACORN") AND ITS SUBSIDIARIES UNIONTOOLS, INC. ("UNIONTOOLS"), H.B. SHERMAN MANUFACTURING COMPANY, INC. ("SHERMAN"), AND UNIONTOOLS WATERING PRODUCTS, INC. REFERENCES TO THE COMPANY'S FISCAL YEAR MEAN THE FISCAL YEAR ENDED ON THE FRIDAY CLOSEST TO JULY 31 OF THE APPLICABLE YEAR (E.G., FISCAL 1998 MEANS THE FISCAL YEAR ENDED JULY 31, 1998). AS USED IN THIS ANNUAL REPORT ON FORM 10-K, "ACE HARDWARE" REFERS TO ACE HARDWARE CORP., "TRUSERV" REFERS TO TRUSERV CORPORATION, "FRED MEYER" REFERS TO FRED MEYER, INC., "FRANK'S NURSERY" REFERS TO FRANK'S NURSERY & CRAFTS INC., "HOME BASE" REFERS TO HOME BASE, INC., "KMART" REFERS TO KMART CORPORATION, "PAYLESS CASHWAYS" REFERS TO PAYLESS CASHWAYS, INC., "SEARS," REFERS TO SEARS, ROEBUCK & COMPANY AND "HOME DEPOT" REFERS TO THE HOME DEPOT, INC. Lady Gardener-Registered Trademark-, Perfect Cut-Registered Trademark-, Pro Force-Registered Trademark-, Razor-Back-Registered Trademark-, UNION-Registered Trademark-, UnionPro-Registered Trademark-AND Yard 'n Garden-Registered Trademark- ARE REGISTERED TRADEMARKS OF THE COMPANY. Green Thumb-Registered Trademark-AND True Value-Registered Trademark- ARE REGISTERED TRADEMARKS OF TRUSERV. Frank's-Registered Trademark- IS A REGISTERED TRADEMARK OF FRANK'S NURSERY. Craftsman-Registered Trademark- AND Sears-Registered Trademark- ARE REGISTERED TRADEMARKS OF SEARS. Scotts-Registered Trademark- IS A REGISTERED TRADEMARK OF THE SCOTTS COMPANY.

FORWARD-LOOKING INFORMATION

         The Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as the same may be amended from time to time.

GENERAL

         Founded in 1890, the Company is a leading manufacturer and marketer of non-powered lawn and garden tools in the U.S. The Company's principal products include long handle tools (such as forks, hoes, rakes and shovels), snow tools, posthole diggers, wheelbarrows, striking tools, cutting tools, hose reels and watering products (such as sprinklers, hose nozzles and hose couplings). The Company sells its products under a variety of well-known brand names, including RAZOR-BACK, UNION, YARD 'N GARDEN, SHERMAN [SYMBOL] THOMPSON, PERFECT CUT and, pursuant to a license agreement, SCOTTS. In addition, the Company manufactures private label products for a variety of retailers, including products sold under SEARS' CRAFTSMAN and TRUSERV'S GREEN THUMB brand names. The Company's customers include mass merchants such as SEARS, KMART and FRED MEYER, home centers such as HOME DEPOT, HOMEBASE and PAYLESS CASHWAYS, buying groups such as TRUSERV and ACE HARDWARE and farm and industrial distributors.

BUSINESS STRATEGY

         Over the past seven years, the Company has implemented a business strategy designed to transform it from a manufacturing-oriented industrial company into a marketing-oriented consumer products company. The central elements of the Company's approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling.

         - MARKET SEGMENTATION STRATEGY. The Company has developed a family of brands, each targeted to one or more specific consumer segments and price-points. The Company's products and brands are differentiated by price, features and warranty, as well as by the materials and production processes used.

         - MERCHANDISING STRATEGY. The Company was the first in the long handle tool segment of the non-powered lawn and garden industry to successfully implement sophisticated merchandising and marketing programs. The Company's merchandising programs are designed to (i) create brand identification among goods historically treated as commodities and (ii) increase retail sales while reducing the amount of sales support needed from the retailer's employees. The Company uses innovative product labeling and point-of-sale signage and racking to highlight the comparative value and quality of products within and among the Company's brands. Products within the Company's UNION, SCOTTS and PERFECT CUT lines are merchandised using the Company's trademarked "GOOD/BETTER/BEST" format. Where adequate shelf-space is available, the Company also merchandises its brands together, from the Company's opening price-point YARD 'N GARDEN brand to its best-quality RAZOR-BACK brand, using a similar value positioning technique. The Company believes that its merchandising strategy facilitates comparison shopping and encourages consumers to purchase higher price-point products.

GROWTH STRATEGY

         The Company believes that it can leverage the success of its business strategy through the implementation of the following growth strategies:

         - INCREASE PENETRATION IN HIGH GROWTH DISTRIBUTION CHANNELS. The Company believes that certain distribution channels, such as home centers and mass merchants, are growing more rapidly than the overall industry. The Company believes that it can continue to increase its sales in these high growth distribution channels through its unique combination of brand names, innovative merchandising techniques and high quality products. For example, in August 1996, after the Company demonstrated the effectiveness of its market segmentation and merchandising strategies in a select number of Home Depot stores, Home Depot selected the Company as the supplier of long handle tools for all new Home Depot stores in new markets and for 50 existing Home Depot stores. As of the end of fiscal 1998, the Company supplied long handle tools to 143 Home Depot stores. In addition, the Company has been a continuous supplier to Sears for over 80 years and the primary supplier of long handle tools to Sears for over 50 years. There can be no assurance that retailers in such distribution channels will continue to open a significant number of new stores or, if opened, that the Company will be chosen to supply its products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for the Company or that such stores will not result in a reduction of sales to the Company's other customers, whether through consolidation or otherwise.

         - DEVELOP PRODUCT LINE EXTENSIONS. The Company believes that product line extensions allow the Company to increase sales with minimal incremental expenditures, The Company expanded its cutting tool and striking tool product lines with the introduction in August 1995 of PERFECT CUT pruning shears and loppers and RAZOR-BACK mattocks, picks, axes, hammers and bars. In August 1996, the Company introduced the LADY GARDENER line of tools, which are ergonomically designed for female gardeners. In August 1997, the Company introduced a unique hose-reel designed and manufactured by the Company, as well as a line of wheelbarrows manufactured in conjunction with the Company's Mexican joint-venture partner. In August 1998, the Company introduced a wheeled garden tool organizer and storage product designed and manufactured by the Company.

         - COMPLETE STRATEGIC ACQUISITIONS. The Company intends to increase its presence in certain segments of the lawn and garden industry through selective acquisitions and to increase operating efficiencies through vertical integration. Consistent with this strategy, in February 1997, the Company acquired an injection molding facility from one of the Company's largest suppliers of plastics parts. The Company acquired Sherman and Thompson Manufacturing Company, Inc. ("Thompson") in February 1998 and June 1998, respectively, each manufacturers of watering products such as sprinklers, hose nozzles and hose couplings. The Company expects to substantially complete the integration of its watering products division in the first half of 1999. The Company's Credit Facility contains a $35 million acquisition facility, approximately $19 million of which was available at July

                  31, 1998. There can be no assurance that the Company will be able to identify additional acquisition opportunities, obtain sufficient financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, there can be no assurance that the Company will be successful in integrating acquired businesses, including Sherman and Thompson, into its existing operations or that such integration will not result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Such acquisitions may result in the incurrence of additional indebtedness by the Company or the issuance of preferred stock or additional Common Stock. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making acquisitions or causing the Company to refrain from making further acquisitions.

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

INDUSTRY

         The non-powered lawn and garden tool industry is mature and, due in part to the low-cost nature of non-powered equipment, generally is non-cyclical. The Company believes that demand for non-powered lawn and garden tools generally is driven by the desire of do-it-yourself ("DIY") consumers to maintain and landscape residential properties and the need of industrial and farm professionals to acquire and utilize high-quality tools that will aid them in efficiently completing their jobs. The non-powered lawn and garden tool market is comprised of the following product categories: long handle tools, garden hose, hose attachments, cutting tools, hose reels, sprayers, wheelbarrows and spreaders. The Company believes that long handle tools comprise the largest segment of the non- powered lawn and garden tool market.

PRODUCTS AND BRANDS

         PRODUCT LINES

         The Company sells over 2,000 SKUs of non-powered lawn and garden tools. The Company designs, manufactures and markets tools in the following product lines: (i) shovels and scoops; (ii) other steel products, such as hoes, forks, scrapers and rakes; (iii) garden hand tools and posthole diggers; (iv) snow tools, such as shovels and pushers; (v) hose reels; (vi) watering products such as sprinklers, hose nozzles and hose couplings; and
(vii) other products such as garden tool organizers, repair handles, weeders, edging tools and brooms. In addition, the Company sells wheelbarrows manufactured in conjunction with its Mexican joint-venture partner and cutting and striking tools purchased from outside equipment manufacturers. The Company also manufactures proprietary custom molded products and component parts for other manufacturers and distributors, as well as plastic components used in the Company's products.

         BRAND POSITIONING

         Pursuant to its market segmentation strategy, the Company has developed a family of brands, each targeted to one or more specific consumer segments and price-points. The Company's products and brands are differentiated by price, features and warranty (up to a lifetime warranty). Product grades also differ with respect to the materials and production processes used. For example, the steel components of the Company's RAZOR-BACK line are heavy-gauge and forged in order to maximize the product's strength and durability, while the Company's YARD 'N GARDEN products are made with lighter gauge components. The Company carefully monitors its products and searches for growth opportunities that result from changes in market segments. For example, the Company repositioned the RAZOR-BACK brand to cater to the growing population of serious DIY consumers by updating the brand image, introducing product line extensions and developing new promotional campaigns. The Company's major brands are described below.

         RAZOR-BACK. The Company sells a full line of best-quality, industrial duty tools for farm, industrial and professional users under the RAZOR-BACK name. The brand enjoys a strong franchise with agricultural and industrial professionals and is widely acknowledged as the quality and performance standard for the long handle tool industry. In 1995, the Company expanded the brand with a high-quality line of cutting and striking tools and, in 1998, also added wheelbarrows under the RAZOR-BACK name. The RAZOR-BACK line is sold primarily through home center, hardware store, industrial distributor and farm sector distribution channels.

         UNION PRO. The Company sells a limited line of high-quality, industrial duty tools for farm, industrial and professional users under the UNION PRO name. The UNION PRO line is sold primarily through industrial distributor and farm sector distribution channels.

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

         SCOTTS. In July 1992, the Company obtained from The Scotts Company the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the SCOTTS name. The Company has sought to benefit from The Scotts Company's national prime time advertising campaigns, to develop joint promotional programs with The Scotts Company and to leverage the SCOTTS brand reputation and recognition among retailers that support The Scotts Company bagged-goods program. Under the SCOTTS name, the Company sells a full line of high-quality, consumer-oriented tools for home gardeners who associate the SCOTTS name with value and quality. The SCOTTS line is sold primarily through mass merchant and home center distribution channels and is merchandised in a trademarked GOOD/BETTER/BEST quality configuration.

         PROFORCE. The PROFORCE line was introduced in August 1993 and is comprised of a limited line of medium-quality, consumer-oriented tools for DIY consumers. The PROFORCE line is sold exclusively through the warehouse club distribution channel.

         YARD 'N GARDEN. Under the YARD 'N GARDEN name, the Company sells a limited line of standard quality, promotional tools designed for occasional DIY consumers who demand value in basic tools for home use. The YARD 'N GARDEN line is sold through all of the Company's primary distribution channels.

         LADY GARDENER. The LADY GARDENER line was introduced in August 1996. Under the LADY GARDENER name, the Company sells a limited line of high-quality, consumer-oriented tools ergonomically designed for female gardeners. The LADY GARDENER line is sold primarily through mass merchant, home center and hardware store distribution channels.

         SHERMAN [SYMBOL] THOMPSON. The Company developed the SHERMAN [SYMBOL] THOMPSON name in 1998 to capitalize on the long history of its recent
Sherman and Thompson watering products acquisitions. The Company sells a high-quality line of sprinklers, hose nozzles and hose couplings under the SHERMAN [SYMBOL] THOMPSON name through all of the Company's primary distribution channels.

         PRIVATE LABEL PRODUCTS

         In addition to its own brands, the Company also manufactures private label products for a variety of customers including Sears, TruServ and Frank's Nursery, which are sold under the CRAFTSMAN and SEARS, GREEN THUMB and FRANK'S brand names, respectively. The Company has been a continuous supplier to Sears for over 80 years and the primary supplier of long handle tools to Sears for over 50 years. Private label products generated approximately $19.2 million, or 16.3%, of the Company's gross sales in fiscal 1998.

         The Company also manufactures proprietary custom molded products and component parts for other manufacturers and distributors, as well as plastic components used in the Company's products.

         NEW PRODUCT DEVELOPMENT

         The Company believes that product line extensions allow the Company to increase sales with minimal incremental expenditures. The Company expanded its cutting tool and striking tool product lines with the introduction in August 1995 of PERFECT CUT pruning shears and loppers and RAZOR-BACK mattocks, picks, axes, hammers and bars. The striking and cutting tools are made for the Company by outside manufacturers. In August 1996, the Company introduced the LADY GARDENER line of tools, which are ergonomically designed for female gardeners. In August 1997, the Company introduced a unique hose-reel designed and manufactured by the Company, as well as wheelbarrows manufactured in conjunction with the Company's Mexican joint-venture partner. In August 1998, the Company introduced the Rack 'n Roll-TM- Tool Caddy, a wheeled garden tool organizer and storage product designed and manufactured by the Company.

CUSTOMERS

         The Company's largest customer, Sears, which includes Sears' Orchard Supply division, accounted for 12.5%, 10.9% and 13.6% of gross sales in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company's ten largest customers accounted for approximately 50.5%, 50.1% and 51.5% of gross sales during each such period. The Company sells its products through a variety of distribution channels, including (i) mass merchants such as Sears, Kmart and Fred Meyer, (ii) home centers such as Home Depot, HomeBase and Payless Cashways, (iii) buying groups such as TruServ and Ace Hardware, (iv) farm distributors and stores such as Mid-States Distributing Co., Wheatbelt, Inc. and Tractor Supply Company, Inc. and (v) industrial distributors such as Oklahoma Rig & Supply Company, Texas Mill Supply & Manufacturing Inc., Hughes Supply, Inc. and McMaster-Carr Supply Company.

         There can be no assurance that the Company's sales to Sears or other major customers will continue at existing levels. A substantial reduction or cessation of sales to Sears or other major customers could have a material adverse effect on the Company's business, financial condition and results of operations. Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain of the Company's customers or result in a substantial reduction or cessation of purchases of the Company's products by certain customers. In addition, the Company is facing increasing pressures from retailers with respect to pricing, co-operative advertising and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on the Company's business, financial condition and results of operations.

MERCHANDISING AND MARKETING

         The Company was the first in the long handle tool segment of the non-powered lawn and garden industry to successfully implement sophisticated merchandising and marketing programs. The Company's merchandising programs are designed to (i) create brand identification among goods historically treated as commodities and (ii) increase retail sales while reducing the amount of sales support needed from the retailer's employees. The Company uses innovative product labeling and point-of-sale signage and racking to highlight the comparative value and quality of products within and among the Company's brands. Products within the Company's UNION, SCOTTS and PERFECT CUT lines are merchandised using the Company's trademarked "GOOD/BETTER/BEST" format. Where adequate shelf-space is available, the Company also merchandises its brands together, from the Company's opening price-point YARD 'N GARDEN brand to its best-quality RAZOR-BACK brand, using a similar value positioning technique. The Company believes that its merchandising strategy facilitates comparison shopping and encourages consumers to purchase higher price-point products.

         Where applicable, the Company provides its customers with merchandising plan-o-grams. The Company also provides its customers with custom designed product displays complete with informative signs and other "wall-talkers" to answer consumer questions without the help of the retailer's sales staff. The Company primarily uses cooperative advertising to promote its products to consumers.

SALES

         The Company's sales force is divided into five regions, each led by a regional manager. The regional manager supervises a sales force generally consisting of 10 to 15 direct sales professionals who are employed by the Company. In addition, the Company utilizes over 20 manufacturers' representative agencies who also report to the regional managers. The manufacturers' representatives also sell lawn and garden products for other manufacturers, but not products that compete with the Company's products. The Company's management and senior sales professionals regularly call on the Company's significant customers, while the manufacturing representatives provide store level support. The Company's sales professionals generally are compensated with a base salary and bonuses based upon performance-oriented objectives.

DISTRIBUTION AND LOGISTICS

         Customer orders arrive at the Company's headquarters in Columbus, Ohio and are processed centrally. If the Company can fill the order from the current stock of finished goods, the order is forwarded to one of the Company's three distribution centers for shipment based on proximity and availability. The Company maintains distribution centers in La Mirada, California, Columbus, Ohio and Frankfort, New York. As of July 31, 1998, the Company owned or leased a fleet of four tractors and 27 trailers for transporting products between its manufacturing and distribution facilities. Common carriers are used for shipping finished products from warehouses to customer delivery points.

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

MANUFACTURING

         The production of non-powered lawn and garden tools is an extensive manufacturing and assembly process that involves several different technologies, including sawmill operations, wood finishing, heavy gauge forging, stamping, grinding, metal painting, machining, die-casting and injection molding. The complexity of certain tasks and the coordination of the various steps of the manufacturing process have been developed by the Company over the last 100 years.

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

         At the Company's saw mills, ash logs are cut into flitches, then into squares and finally into rounds. The rounds, which have diameters of one to two inches depending on the finished product requirements, then are inspected to remove defects. The end product of this process is a green ash dowel that is then shipped to either the Company's Frankfort, New York or Delaware, Ohio sawmill to be kiln dried, cut to length, shaped and turned into a handle. The kiln drying process takes approximately six days and removes enough moisture from the wood to reduce the weight of the original green dowel by approximately 35%. Wood handles undergo chucking, boring, sanding and a finishing process at the Company's Columbus and Frankfort facilities. The inventory of handles maintained at these facilities is a function of both price and seasonal considerations. The assembly of the steel tool head to the handle and packaging take place in the final manufacturing stage.

         Manufacturing processes at the Company's Chino, California watering products facility include machining of metal bar stock and metal castings on automatic screw machines, turret lathes, CNC turning centers and multiple spindle chuckers and mills to produce high-quality hose nozzles and couplings, as well as component parts for use in the Company's sprinklers and other products. The Company also performs zinc die-casting and metal punch press operations at the facility.

         The Company has implemented a seasonally adjusted production schedule in order to maximize its inventories of finished goods. Production is increased during December through March, the Company's busiest season, and lowered during the summer and fall seasons.

RAW MATERIALS

         The primary raw materials used to produce the Company's products are steel, plastics and ash wood.

         STEEL. The Company purchases its steel requirements from several domestic suppliers. The primary considerations in specialty steel sourcing are metallurgy, price and width. The Company has strong and long-established relationships with its steel suppliers and has never experienced sourcing problems. The Company does not enter into long-term contracts with regard to its steel purchases. The Company purchased approximately 69% and 74% of its steel requirements from Worthington Steel in fiscal 1997 and fiscal 1998, respectively. The Company has had a relationship with this supplier in excess of 15 years.

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

         ASH WOOD. Ash is the ideal hardwood for handles because it is lightweight, flexible and splinters less than most hardwoods. The Company has wood specialists who maintain relationships with numerous log suppliers and are responsible for sourcing the Company's ash needs. The Company believes that it will continue to be able to obtain sufficient quantities of ash. The Company typically maintains a five to eight week inventory of ash at each of its sawmills to cover occasional short-term fluctuations in supply. The Company imports ramin wood handles for some of its promotionally-priced YARD 'N GARDEN brand products, such as rakes and hoes. Ramin wood is less expensive than ash and is of sufficient quality for tools (other than shovels) designed for opening-price-point levels.

         The Company also uses brass, zinc and aluminum in the production of watering products. The Company does not enter into any long-term contracts with regard to its brass, zinc and aluminum purchases.

         The Company has several suppliers for most of its raw materials. There can be no assurance, however, that the Company will not experience shortages of raw materials or of components essential to its production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of July 31, 1998, the Company employed approximately 740 people (including seasonal employees), approximately 540 of whom were paid on an hourly basis. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the lawn and garden industry, adding approximately 100 to 200 additional seasonal employees in the third quarter. The average tenure of the Company's hourly employees is in excess of 10 years. Hourly employees at the Company's Columbus, Ohio manufacturing facility and distribution center and Delaware, Ohio sawmill are represented by the International Association of Machinists (the "IAM"). Hourly employees at the Company's Frankfort, New York facilities are represented by the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (the "IBB"). Hourly employees at the Company's Portville, New York sawmill are represented by the International Brotherhood of Teamsters (the "IBT"). Hourly employees at the Company's Hebron, Ohio injection molding facility are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO (the "AGM"). The Company's contracts with the IAM, the IBB, the IBT and the AGM expire in May 1999, June 2001, August 1999 and March 1999, respectively. No other employees of the Company are represented by unions.

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

PATENTS AND TRADEMARKS

         The Company's success and ability to compete are dependent to a significant degree on its patents and trademarks. The Company registers its patents and trademarks in the United States Patent and Trademark Office and the patent and trademark offices of certain other countries and intends to continue to do so as new patents and trademarks are developed or acquired. The Company's trademarks include the LADY GARDENER, PERFECT CUT, PRO FORCE, RAZOR-BACK, UNION, UNION PRO and YARD 'N GARDEN brand names. In addition, the Company holds trademarks on various configurations of its GOOD/BETTER/BEST product labels and signage. In July 1992, the Company obtained the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the Scotts brand name. The Company pays certain royalties to The Scotts Company, the owner of the Scotts trademark, pursuant to a license agreement. The current term of the license agreement expires in August 2001 and, subject to certain conditions, is automatically renewed for successive three year periods.

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

         At July 31, 1998, the Company had a reserve for environmental remediation of approximately $185,000. The actual cost of remediating environmental conditions may be different than that accrued by the Company due to the difficulty in estimating such costs and due to potential changes in the status of legislation. The Company does not maintain an insurance policy for environmental matters.

ITEM 2.   PROPERTIES

         The Company's headquarters and executive offices, located in Columbus, Ohio, occupy approximately 31,000 square feet in a facility owned by the Company. In addition, the Company leases approximately 6,000 square feet for its accounting offices in a building adjacent to its Columbus, Ohio facility. As of July 31, 1998, the other principal properties owned or leased by the Company for use in its business are set forth below.

                                               DISTRIBUTION FACILITIES

                                                                                         OWNED               SQUARE
                                   LOCATION                                            OR LEASED              FEET
                                   --------                                            ---------              ----
Columbus, Ohio ............................................................              Leased             179,200
Frankfort, New York(l) ....................................................              Owned               31,500
La Mirada, California .....................................................              Leased              19,100
                                               MANUFACTURING FACILITIES
                                                                                         OWNED               SQUARE
                                   LOCATION                                            OR LEASED              FEET
                                   --------                                            ---------              ----
Columbus, Ohio(2) .........................................................              Owned              160,900
Frankfort, New York(l) ....................................................              Owned              360,500
Hebron, Ohio...............................................................              Owned              107,200
Poplar Bluff, Missouri(3)..................................................              Leased              41,000
Chino, California..........................................................              Leased              40,000
                                                       SAWMILLS
                                                                                         OWNED               SQUARE
                                   LOCATION                                            OR LEASED              FEET
                                   --------                                            ---------              ----
Beverly, West Virginia (Inactive)..........................................              Owned               10,000
Cookeville, Tennessee......................................................              Owned               12,100
Delaware, Ohio ............................................................              Owned               51,100
Frankfort, New York(l) ....................................................              Owned               18,900
Huntington, Indiana .......................................................              Owned                7,600
Lebanon, Kentucky..........................................................              Owned               13,500
Portville, New York .......................................................              Owned                9,000
Shippenburg, Pennsylvania .................................................              Owned               15,000

------------------------
(1) The Company's 399,500 square foot Frankfort, New York facility is comprised of a distribution center, a manufacturing facility and a sawmill. The Company also maintains approximately 20,000 square feet of office space in this facility.

(2) The Company's 191,900 square foot Columbus, Ohio headquarters consists of the Company's executive offices and a manufacturing facility.

(3) The Company expects to integrate the operations of its watering products division in its Chino, California facility in the first half of fiscal 1999 and to lease operations at its Poplar Bluff, Missouri facility during that period. There can be no assurance that the Company will be successful in integrating the facilities or that such integration will not result in unforseen operational difficulties or require a disproportionate amount of management's attention.

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

         On October 16, 1998, Huffy Corporation, True Temper Hardware Company ("True Temper") and Huffco Company (the "Huffy Parties") filed a complaint against the Company in the Court of Common Pleas for Montgomery County, Ohio alleging breach of contract, unfair competition, misappropriation of trade secrets and fraud in connection with discussions between the Company and the Huffy Parties regarding a possible merger of the Company and True Temper. As of October 29, 1998, the Company has not been served with the complaint. The Huffy Parties requested the following relief in the complaint: (i) an order requiring the Company to merge with True Temper; (ii) an order enjoining the Company from combining its business operations with any entity that is a competitor of True Temper; (iii) an order enjoining the Company to return all proprietary information relating to True Temper; (iv) alleged compensatory damages of $138 million and unspecified punitive damages and (v) attorney's fees. Management believes that the claims of the Huffy Parties set forth in the complaint are without merit and, if the complaint is served, the Company intends to contest the claims vigorously. Accordingly, management believes that should the Company be served with the complaint, such litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Acorn's Common Stock began trading on the Nasdaq National Market in June 1997 under the symbol "ACRN" at a price of $14.00 per share. The following table sets forth the high and low sales prices of the Common Stock on the Nasdaq National Market during the periods indicated:

                                                              MARKET PRICE
                                                            ----------------
FISCAL PERIOD                                               HIGH         LOW
-------------                                               ----         ---
1997:

Fourth Quarter (June 24 through August 1, 1997).......    $14.50       $11.625

1998:

First Quarter.........................................    $17.25       $13.25

Second Quarter........................................    $15.25       $ 9.00

Third Quarter.........................................    $10.625      $ 7.875

Fourth Quarter........................................    $ 9.75       $ 5.00

1999:

First Quarter (through October 23, 1998)..............    $ 8.875      $ 5.125

         As of October 23, 1998, the approximate number of record holders of the Common Stock was 22. The closing sales price of the Common Stock on October 23, 1998 was $7.50 per share.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The selected consolidated financial data for the four months ended December 2, 1993, the eight months ended July 29, 1994, fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998 have been derived from the audited consolidated financial statements of the Company. Certain accounts from prior years have been reclassified to conform to the fiscal 1998 presentation. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                       PREDECESSOR
                                         COMPANY                              SUCCESSOR COMPANY
                                      -----------------------------------------------------------------------------------
                                                        EIGHT
                                       FOUR MONTHS      MONTHS
                                          ENDED         ENDED                            YEAR ENDED
                                      -----------------------------------------------------------------------------------
                                         DECEMBER 2,    JULY 29,     JULY 28,      AUGUST 2,     AUGUST 1,       JULY 31,
                                           1993 (1)       1994         1995          1996          1997            1998
                                      -----------------------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................    $  20,331    $  72,370    $  86,543    $   92,652    $  101,011      $  107,758
Cost of goods sold....................       14,185       52,271       63,411        67,496        73,982          82,480
                                          ---------    ---------    ---------    ----------    ----------      ----------
Gross profit..........................        6,146       20,099       23,132        25,156        27,029          25,278
Selling, general and administrative
    expenses..........................        5,482        9,955       15,531        16,815        18,293          20,033
Interest expense .....................        2,773        3,525        6,485         6,732         7,176           2,560
Amortization of intangibles ..........          124          601        1,061         1,173           837             917
Other expenses, net...................            -           11          694         1,522 (2)     1,548 (3)         259
                                          ---------    ---------    ---------    ----------    ----------      ----------
Income (loss) from continuing
    operations before income taxes and
    cumulative effect adjustment .....       (2,233)       6,007        (639)        (1,086)         (825)          1,509
Income taxes..........................            -          290           -            582           134             230
                                          ---------    ---------    ---------    ----------    ----------      ----------
Income (loss) from continuing
    operations before cumulative effect
    adjustment .......................       (2,233)       5,717         (639)       (1,668)         (959)          1,279
Income (loss) from discontinued
    operations(4) ....................       (8,373)        (614)      (1,800)       (6,480)       (9,920)              -
Cumulative effect of change in
    accounting for post-retirement
    benefits .........................            -            -            -           869             -               -
                                          ---------    ---------    ---------    ----------    ----------      ----------
Net income (loss).....................    $ (10,606)   $   5,103    $  (2,439)   $   (7,279)   $  (10,879)     $    1,279
                                          ---------    ---------    ---------    ----------    ----------      ----------
                                          ---------    ---------    ---------    ----------    ----------      ----------
Net income (loss) applicable to
    common stock......................    $ (10,606)   $   5,103    $  (2,439)   $   (7,279)   $  (11,897)     $    1,279
                                          ---------    ---------    ---------    ----------    ----------      ----------
                                          ---------    ---------    ---------    ----------    ----------      ----------
Loss from continuing operations per
    share (basic and diluted).........                                           $    (1.10)   $    (0.48)     $      0.20
Weighted average number of shares
    outstanding.......................                                            1,520,066     1,985,758       6,464,105
OTHER DATA:
Gross margin .........................         30.2%        27.8%        26.7%         27.2%         26.8%           23.5%
EBITDA(5) ............................    $   1,168    $  11,137    $   8,876    $    9,238    $    9,840      $    7,938
EBIT(6) ..............................          540        9,532        5,846         5,646         6,351           4,069


                                         PREDECESSOR
                                           COMPANY                             SUCCESSOR COMPANY
                                      ----------------------------------------------------------------------------------
                                         DECEMBER 2,    JULY 29,     JULY 28,     AUGUST 2,    AUGUST 1,        JULY 31,
                                           1993 (1)       1994         1995         1996          1997            1998
                                      ----------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital from continuing
   operations.........................   $  (17,902)   $  21,081    $   5,989    $    8,543    $   26,909     $    30,645
Total assets..........................       79,439      101,833      112,280        98,895        98,890         112,633
Total debt............................      137,437       58,854       72,104        61,891        18,935          32,317
Stockholders' equity..................      (78,910)      19,422       17,323        18,530        63,224          64,351


--------------------
(1) Pursuant to the acquisition of the Company by several investment funds and accounts (the "TCW Funds") managed by affiliates of The TCW Group, Inc., the Company made certain purchase accounting adjustments on December 3, 1993. The following purchase accounting adjustments impacted the Company's income (loss) from continuing operations: (i) the basis of certain manufacturing equipment was increased by an aggregate of approximately $4.5 million; and (ii) goodwill was restated to approximately $40.0 million. The increased basis of the equipment resulted in an annual increase in depreciation expense of approximately $747,000, which is reflected in cost of goods sold. The restatement of goodwill resulted in an annual increase in amortization of intangibles of approximately $430,000. On a pro forma basis, giving effect to the purchase accounting adjustments described above, cost of goods sold and amortization of intangibles for the four months ended December 2, 1993 would have increased by approximately $249,000 and $77,000, respectively.

(2) In fiscal 1996, the Company recognized other expense of $563,000 in connection with the resignation of Acorn's previous Chairman of the Board and other expense of $750,000 in connection with self-insured life insurance accruals related to the death of a former director of the Company.

(3) In fiscal 1997, the Company recognized other expense of $950,000 from the write-off of certain capitalized bank fees incurred in connection with the Company's previous bank credit facility.

(4) Represents the loss from the discontinued VSI and McGuire-Nicholas operations, as well as (i) a loss in fiscal 1996 of $665,000 incurred upon the sale of substantially all of the assets of VSI and (ii) a loss in fiscal 1997 of $8.4 million incurred in connection with the sale of substantially all of the assets of McGuire-Nicholas.

(5) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(6) EBIT represents earnings from continuing operations before interest expense and income taxes. EBIT is presented because it is a financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBIT is not intended to represent cash flows for the period, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected consolidated financial data, the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K, as well as the factors set forth under the caption "Forward-Looking Information" below.

OVERVIEW

         The Company is a leading manufacturer and distributor of non-powered lawn and garden tools. Acorn is a holding company with no business operations of its own. Acorn's only material asset is all of the outstanding capital stock of UnionTools.

         Founded in 1890, the Company was operated as a family owned business until its sale in 1986 pursuant to a leveraged buyout transaction. The Company was sold in a second highly leveraged transaction in 1988. Primarily as a result of these transactions, the Company had approximately $132.4 million and $127.5 million of total indebtedness at July 31, 1992 and July 31, 1993, respectively, with approximately $60.7 million and $70.1 million of net sales in fiscal 1992 and fiscal 1993, respectively. The Company's results of operations from 1989 through December 1993 were adversely affected by a high degree of financial leverage and a lack of liquidity, despite the implementation of successful operating strategies by new senior management recruited in 1991. In December 1993, the Company restructured certain of its debt obligations in connection with the acquisition of the Company by the TCW Funds, thereby significantly reducing the Company's debt burden. Following the acquisition, the Company revalued certain assets, reduced goodwill and recognized a gain on the forgiveness of certain indebtedness.

         Over the past seven years, the Company has implemented a business strategy designed to transform it from a manufacturing-oriented industrial company into a marketing-oriented consumer products company. The central elements of the Company's approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling. Over the same period the Company also has expanded its infrastructure to support future growth by recruiting an experienced management team, increasing manufacturing capacity and enhancing management information systems.

         The price of raw materials used in the Company's products remained relatively stable during each of the periods discussed below.

         Implementation of the Company's market segmentation and merchandising strategies has resulted in increased selling, general and administrative expenses as the Company has increased its marketing focus through the development of merchandising displays, point-of-sale signage and product labeling, as well as additional cooperative advertising. The Company also incurred an increase in selling, general and administrative expenses due to increased staffing and upgrades of management information systems. An increase in competitive pressures could result in additional increases in selling, general and administrative expenses, as well as increases in volume rebates and other discounts and allowances that reduce net sales and adversely affect profitability.

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

RESULTS OF OPERATIONS

         The following table sets forth certain components of the Company's consolidated statement of operations data expressed as a percentage of net sales:

                                                                           YEAR ENDED
                                                ----------------------------------------------------------------
                                                      AUGUST 2,              AUGUST 1,               JULY 31,
                                                         1996                  1997                    1998
                                                   ----------------     ----------------------------------------
Net sales...................................             100.0%                 100.0%                  100.0%
Cost of goods sold..........................              72.8                   73.2                    76.5
                                                       -------                -------                  ------
Gross profit ...............................              27.2                   26.8                    23.5
Selling, general and administrative
  expenses..................................              18.1                   18.1                    18.6
Interest expense............................               7.3                    7.1                     2.4
Amortization of intangibles.................               1.3                    0.8                     0.9
Other expenses, net.........................               1.6                    1.6                     0.2
                                                       -------                -------                  ------
Income (loss) from continuing operations
   before income taxes and cumulative
   effect adjustment........................              (1.1)                  (0.8)                    1.4
Income taxes................................               0.6                    0.1                     0.2
                                                       -------                -------                  ------
Income (loss) from continuing
   operations before cumulative effect
   adjustment...............................              (1.7)                  (0.9)                    1.2
Loss from discontinued operations...........              (7.0)                  (9.9)                     --
Cumulative effect of change in accounting
for post-retirement benefits................               0.9                     --                      --
                                                       -------                -------                  ------
Net income (loss)...........................              (7.8)%                (10.8)%                   1.2%
                                                       -------                -------                  ------
                                                       -------                -------                  ------

FISCAL 1998 COMPARED TO FISCAL 1997

         NET SALES. Net sales increased 6.7%, or $6.7 million, to $107.8 million in fiscal 1998 compared to $101.0 million in fiscal 1997. The increase in net sales reflected an aggregate of $10.1 million of additional net sales arising from a full year of operation of the Company's injection molding division, from sales by the Company's watering products division and from sales of new products, partially offset by a decline in net sales of long handle tools and snow tools of approximately $3.3 million. Net sales of long handle tools in the second and third quarters were negatively impacted by unfavorable winter and spring weather conditions.

         GROSS PROFIT. Gross profit decreased 6.5%, or $1.8 million, to $25.3 million in fiscal 1998 compared to $27.0 million in fiscal 1997. Gross margin decreased to 23.5% in fiscal 1998 compared to 26.8% in fiscal 1997. The decrease in gross margin primarily was due to lower net sales of long handle tools and lower overhead absorption rates realized as the Company decreased production in response to sluggish demand, as well as competitive pricing pressures. Gross margin also was adversely affected by increased manufacturing costs related to new product development and lower gross margins realized by the Company's injection molding division.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 9.5%, or $1.7 million, to $20.0 million in fiscal 1998 compared to $18.3 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.6% in fiscal 1998 from 18.1% in fiscal 1997. Selling, general and administrative expenses were negatively impacted by increased administrative expenses resulting from public company requirements and pursuit of the Company's acquisition strategy.

         OTHER EXPENSES, NET. Other expenses decreased $1.3 million to approximately $300,000 in fiscal 1998 from $1.6 million in fiscal 1997. Other expenses in fiscal 1997 included the write-off of $950,000 of capitalized bank fees incurred in connection with the Company's previous bank credit facility.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased to $1.5 million in fiscal 1998 from a loss of approximately $825,000 in fiscal 1997. Interest expense decreased $4.6 million to $2.6 million in fiscal 1998 from $7.2 million in fiscal 1997. Interest expense was partially reduced by the retirement in July 1997 of approximately $51.4 million aggregate principal amount of indebtedness in connection with the Company's initial public offering.

         NET INCOME. Net income increased to $1.3 million in fiscal 1998 from a loss of $10.9 million in fiscal 1997, primarily as a result of a loss of $9.9 million in fiscal 1997 from discontinued operations.

FISCAL 1997 COMPARED TO FISCAL 1996

         NET SALES. Net sales increased 9.0%, or $8.3 million, to $ 101.0 million in fiscal 1997 compared to $92.7 million in fiscal 1996. The increase in net sales principally reflected increased market penetration and a higher percentage of sales of the Company's better- and best- quality products, which are sold at higher wholesale prices than the Company's opening-price-point products. Net sales in the third and fourth quarters were negatively impacted by unfavorable spring weather conditions, which more than offset strong net sales in the first and second quarter resulting from favorable fall weather conditions.

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

         The following table sets forth certain unaudited data related to net sales for the fiscal quarters in fiscal 1997 and fiscal 1998. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in the opinion of management of the Company, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented.

                                               FISCAL 1997                                              FISCAL 1998
                      -------------------------------------------------------------     -------------------------------------------
                                                                                QUARTER ENDED
                      -------------------------------------------------------------------------------------------------------------
                       NOVEMBER 1,    JANUARY 31,      MAY 2,       AUGUST 1,    OCTOBER 31,    JANUARY 30,    MAY 1,     JULY 31,
                          1996            1997          1997           1997          1997           1998        1998         1998
                      -------------   -----------     ---------     ---------    -----------   ------------ -----------   ---------
                                                             (IN THOUSANDS - UNAUDITED)
Net sales............   $19,679        $21,018         $37,270       $23,044        $20,416        $21,143     $37,911      $28,288
Cost of goods
  sold...............    14,507         15,635          26,935        16,905         15,277         16,340      29,440       21,423
                        -------        -------         -------       -------        -------        -------     -------      -------
Gross profit.........     5,172          5,383          10,335         6,139          5,139          4,803       8,471        6,865
Selling, general and
  administrative
  expenses
  (SG&A).............     4,403          4,238           4,807         4,845          4,819          4,411       5,526        5,277
                        -------        -------         -------       -------        -------        -------     -------      -------
Gross profit less
  SG&A (1)...........   $   769        $ 1,145         $ 5,528       $ 1,294        $   320        $   392     $ 2,945      $ 1,588
                        -------        -------         -------       -------        -------        -------     -------      -------
                        -------        -------         -------       -------        -------        -------     -------      -------
Net sales as a
  percentage of full
  year net sales ....      19.5%          20.8%           36.9%         22.8%          18.9%          19.6%       35.2%        26.3%
Gross profit as a
  percentage of full
  year gross profit..      19.1           19.9            38.2          22.7           20.3           19.0        33.5         27.2
Gross profit less
  SG&A (1) as a
  percentage of full
  year operating
  profit.............       8.8           13.1            63.3          14.8            6.1            7.5        56.1         30.3


----------------------
         (1) Does not include amortization of intangibles and other expenses, each of which generally are non-seasonal in nature.

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

         Net cash used in continuing operations was $233,000 in fiscal 1998 compared to net cash used in continuing operations of $7.6 million in fiscal 1997. The decrease in use of cash was principally the result of net income of $1.3 million compared to a net loss of $10.9 million in fiscal 1997, partially offset by an increase in accounts receivable of $4.4 million due to increased sales volume. Net cash used in continuing operations was $7.6 million in fiscal 1997 compared to net cash provided by continuing operations of $14.0 million in fiscal 1996. The increased use of cash principally reflected higher inventories of $3.1 million related to the impact of unfavorable spring weather conditions, increased accounts receivables of $6.4 million due to a higher volume of sales late in the fourth quarter and a decrease in accounts payable and accrued expenses of $773,000 related to decreased production levels in the fourth quarter. In addition, the Company made non-recurring cash payments of approximately $1.2 million for financing fees related to the Company's credit facility, approximately $750,000 for self-insurance payments and approximately $750,000 for tax related settlements.

         The Company made capital expenditures of approximately $1.5 million, $2.4 million and $2.9 million during fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The capital expenditures relate primarily to ongoing improvements of property, plant and equipment, manufacturing process improvements and increased manufacturing capacity. The Company intends to make capital expenditures of approximately $3.5 million in fiscal 1999 primarily related to the purchase of new equipment and equipment and facility maintenance.

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

         The Company entered into the Credit Facility to finance capital expenditures, including future acquisitions, if any, and to fund working capital and other general business purposes. In July 1997, the Company used approximately $20.6 million of the net proceeds from its initial public offering to repay a portion of the debt outstanding under the Credit Facility and accrued interest thereon. As of July 31, 1998, approximately $12.6 million was available under the revolving portion of the Credit Facility and approximately $19.0 million was available under the acquisition line of the Credit Facility. Indebtedness outstanding under the Credit Facility bears interest at variable rates (8.2% per annum at July 31, 1998).

         The Company believes that cash generated from operations, together with amounts available under the Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. In addition, actual capital requirements may change, particularly as a result of acquisitions, if any, that the Company may make in the future. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. There can be no assurance that such additional financing will be available to the Company on acceptable terms. The Company currently is in discussions with the lenders under the Credit Facility with regard to increasing the revolving and acquisition lines of the Credit Facility, as well as amending certain financial covenants contained in the Credit Facility.

EFFECTS OF INFLATION

         The Company is affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on the Company's operations have not been material in recent years.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

         STATE OF READINESS. The Company has reviewed its Year 2000 issues in regards to both its information-technology and its non-information-technology. The Company's operating system software as well as some of the Company's older software applications were written using two digits rather than four to define the applicable year. As a result, those software applications have time-sensitive software that recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has determined that it will have to modify or replace portions of its software applications and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company expects that its information-technology will be Year 2000-ready by June 1, 1999, which is prior to any anticipated impact on its operating systems. The Company does not believe that there are any material Year 2000 issues with regard to its non-information-technology.

         In addition, the Company has initiated communications with its significant customers and suppliers to determine the extent to which the Company's interface systems are vulnerable to the failure of such customers and suppliers to remediate their own Year 2000 issues. Based on such communications, the Company is not currently aware of any third-party issue applicable to the Year 2000 that is likely to have a material impact on the conduct of the business, the results of operations or the financial condition of the Company.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Although the Company is currently updating its computer systems, such updating was not accelerated due to Year 2000 issues. The following chart reflects the Company's estimated Year 2000-specific costs plus the estimated cost to update its current computer systems.

Estimated Conversion Cost


                            Expense      Capital
                            -------      -------
Hardware                       --        $200,000
Project Management          $125,000       75,000
Software and Custom Coding  $165,000        --
                            --------     --------
                            $290,000     $275,000
                            --------     --------
                            --------     --------


         RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company does not believe that any Year 2000 issues will impact its manufacturing. However, it is possible that Year 2000 issues may have an impact on the administration of the Company. The Company believes that it's greatest Year 2000 risk is the risk that its customers and suppliers are not Year 2000-ready. Failure by the Company, or its customers or suppliers to adequately address the Year 2000 issues in a timely manner could have a material impact on the conduct of the business, the results of operations and the financial condition of the Company. Accordingly, the Company plans to address all Year 2000 issues before problems materialize. The Company believes that the associated costs are adequately budgeted for in its fiscal 1999 business plans. However, should efforts on the part of the Company, its customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue to the Company.

         THE COMPANY'S CONTINGENCY PLANS. The Company will produce contingency plans on a case by case basis.

         RISKS. There can be no assurance that the Company will not experience cost overruns or delays in the completion of its Year 2000 project. Factors that could cause such cost overruns or delays include, among other things, an unavailability of properly trained personnel, unforseen difficulty locating and correcting relevant computer codes and similar uncertainties.

FORWARD-LOOKING STATEMENTS

         Statements in the foregoing discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

         - Weather is the most significant factor in determining market demand for the Company's products and is inherently unpredictable. Inclement weather during the spring gardening season and lack of snow during the winter may have a material adverse effect on the Company's business, financial condition and results of operations.

         - The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, the Company's sales tend to be greater during its third and fourth fiscal quarters. As a result, the Company's operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, the Company's levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and second fiscal quarters. These factors increase variations in the Company's quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for the Company's products may vary substantially from the anticipated demand, leaving the Company with either excess inventory or insufficient inventory to satisfy customer orders.

         - The Company's five largest customers in the aggregate accounted for approximately 38.4% of gross sales in fiscal 1998. A substantial reduction or cessation of sales to these or other major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         - Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain of the Company's customers or result in a substantial reduction or cessation of purchases of the Company's products by certain customers. In addition, the Company is facing increasing pressures from retailers with respect to pricing, co-operative advertising and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on the Company's business, financial condition and results of operations.

         - A key element of the Company's growth strategy is to increase sales in certain distribution channels that the Company believes are growing more rapidly than the overall industry, such as home centers and mass merchants through retailers such as Home Depot and Sears. There can be no assurance that retailers in such distribution channels will continue to open a significant number of new stores or, if opened, that the Company will be chosen to supply its products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for the Company or that such stores will not result in a reduction of sales to the Company's other customers, whether through consolidation or otherwise.

         - The recent growth and development of the Company largely has been dependent upon the services of Gabe Mihaly, President and Chief Executive Officer of the Company, as well as the other executive officers of the Company. The loss of Mr. Mihaly's services, or the services of one or more of the other executive officers of the Company, could have a material adverse effect on the Company.

         - A key element of the Company's strategy is the acquisition of businesses and assets in the lawn and garden industry. There can be no assurance, however, that the Company will be able to identify attractive acquisition opportunities, obtain sufficient financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, there can be no assurance that the Company will be successful in integrating acquired businesses into its existing operations or that such integration will not result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Such acquisitions may result in the incurrence of additional indebtedness by the Company or the issuance of preferred stock or additional Common Stock by the Company. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making acquisitions or causing the Company to refrain from making further acquisitions.

         - The Company's products require the supply of raw materials consisting primarily of steel, plastics and ash wood. In addition, brass, zinc and aluminum are the primary raw materials used in the production of the Company's watering products. The Company has several suppliers for most of its raw materials. There can be no assurance, however, that the Company will not experience shortages of raw materials or components essential to its production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

         - All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are highly competitive. The Company competes for customers with large consumer product manufacturers and numerous other companies that produce specialty home and garden products, as well as with foreign manufacturers that export their products to the U.S. Many of these competitors are larger and have significantly greater financial resources than the Company. There can be no assurance that increased competition in the lawn and garden industry, whether from existing competitors, new domestic manufacturers or additional foreign manufacturers entering the U.S. market, will not have a material adverse effect on the Company's business, financial condition and results of operations.

         - Most of the Company's hourly employees are covered by collective bargaining or similar labor agreements. The Company currently is a party to four such agreements, one of which expires in 2001 and three of which expire in 1999. There can be no assurance that the Company will be successful in negotiating new labor contracts on terms satisfactory to the Company or without work stoppages or strikes. A prolonged work stoppage or strike at any of the Company's facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

         - The Company is subject to various federal, state, and local environmental laws, ordinances and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. The Company has made, and will continue to make, expenditures to comply with these environmental requirements and regularly reviews its procedures and policies for compliance with environmental laws. The Company also has been involved in remediation actions with respect to certain of its facilities. Amounts expended by the Company in such compliance and remediation activities have not been material to the Company. However, current conditions and future events, such as changes in existing laws and regulations, may give rise to additional compliance or remediation costs that could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

         - New housing starts often represent an addition to the overall number of consumers in the lawn and garden tool market and, accordingly, an increase in demand. Similarly, government spending on highways, bridges and other construction projects often represents an increase in demand for long handled tools. A decline in housing starts or government spending on construction projects could result in a decrease in demand for the Company's products and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

         - Adverse changes in general economic conditions in the United States, including the level and availability of consumer debt, the level of interest rates and consumer sentiment regarding the economy in general, could result in a decrease in demand for the Company's products and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements of the Company, together with the report thereon of Ernst & Young LLP, are set forth on pages F-1 through F-19 hereof (see Item 14 of this Annual Report for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth for each director of the Company, such person's name, age, and his position with the Company:

              Name                      Age                                     Position
              ----                      ---                                     --------
Conor D. Reilly                         46         Chairman of the Board and Director of the Company
Gabe Mihaly                             51         President, Chief Executive Officer, and Director of the Company
William W. Abbott                       67         Director of the Company
Matthew S. Barrett                      39         Director of the Company
Stephen A. Kaplan                       40         Director of the Company
John I. Leahy                           68         Director of the Company

         CONOR D. REILLY became Chairman and a director of the Company and UnionTools in August 1996. Mr. Reilly has been a partner at Gibson, Dunn & Crutcher LLP since January 1988. Mr. Reilly served as Vice Chairman of Memorex-Telex N.V. in 1992 and 1993 and has been a director of John Deere Insurance Group, Inc. since August 1992.

         GABE MIHALY became President and Chief Executive Officer of UnionTools in May 1991 and President, Chief Executive Officer and a director of the Company in August 1996. From October 1986 to May 1991, Mr. Mihaly was a partner at Ernst & Young LLP, where he provided consulting services to senior executives in the areas of strategy, cost and operations management, performance and competitive analysis and turnaround management.

         WILLIAM W. ABBOTT became a director of the Company in January 1997. Mr. Abbott currently is self-employed as a business consultant. From August 1989 to January 1995, Mr. Abbott served as Senior Advisor to the United Nations Development Programme. In 1989, Mr. Abbott retired from 35 years of service at Procter & Gamble as a Senior Vice President in charge of worldwide sales and other operations. From April 1982 to April 1994, Mr. Abbott served as a member of the Board of Directors of Armstrong World Industries. He currently serves as a member of the Boards of Directors of Horace Mann Educators Corporation and Fifth Third Bank of Naples, Florida, a member of the Advisory Board of Deloitte & Touche LLP, a member of the Advisory Board of Manco, a member of the Board of Overseers of the Duke Cancer Center and an Executive in Residence of Appalachian State University.

         MATTHEW S. BARRETT became a director of the Company in December 1993. Mr. Barrett is a managing director of Oaktree Capital Management, LLC ("Oaktree"). Prior to joining Oaktree, from 1991 to April 1995, Mr. Barrett was Senior Vice President of TCW Asset Management Company.

         STEPHEN A. KAPLAN became a director of the Company in December 1993. Mr. Kaplan is a principal of Oaktree, where he runs the Principal Activities Group. Prior to joining Oaktree, from November 1993 to April 1995, Mr. Kaplan was a managing director of Trust Company of the West and was portfolio manager of The Principal Fund. From January 1991 to October 1993, Mr. Kaplan was a partner at Gibson, Dunn & Crutcher LLP. Mr. Kaplan currently serves as a member of the Board of Directors of KinderCare Learning Centers, Inc.

         JOHN I. LEAHY became a director of the Company in August 1994. Mr. Leahy has been the President of Management and Marketing Associates, a management consulting firm owned by Mr. Leahy, since 1987. In 1987, Mr. Leahy retired after 34 years of service at the Black & Decker Corporation, where he was President and Group Executive, Western Hemisphere. Mr. Leahy currently serves as a director of Allied Capital Corporation and several privately held companies. Mr. Leahy is a Trustee of The Sellinger School of Business and Management and St. Mary's University.

MEETINGS, COMMITTEES, AND COMPENSATION OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company had a total of four meetings during fiscal 1998. During fiscal 1998, each of the directors attended 75% or more of the total number of meetings of (i) the Board and (ii) the committees of the Board on which such director served. Directors who are employees of the Company receive no compensation for serving as directors. Non-employee directors receive the following annual compensation: (i) $20,000 paid, at the director's election, either in shares of Common Stock pursuant to the Company's Deferred Equity Compensation Plan for Directors (the "Director Stock Plan") or one-half in cash and one-half in shares of Common Stock pursuant to the Director Stock Plan; (ii) stock options with an exercise price equal to the fair market value of the Common Stock on the date of grant, a Black-Scholes valuation of $25,000 and a ten year term; and (iii) reimbursement of reasonable out-of-pocket expenses.

         In March 1997, the Company created a Management Development and Compensation Committee (the "Compensation Committee") and an Audit Committee (the "Audit Committee"). The Compensation Committee has the authority to (i) administer the Company's 1997 Stock Incentive Plan, including the selection of optionees and the timing of option grants, and (ii) review and monitor key employee compensation policies and administer the Company's management compensation plans. The Audit Committee recommends the annual appointment of the Company's independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. Messrs. Abbott (Chairman), Kaplan and Reilly were appointed to the Compensation Committee and Messrs. Leahy (Chairman) and Barrett were appointed to the Audit Committee.

EXECUTIVE OFFICERS

         In addition to Mr. Reilly and Mr. Mihaly, the following persons are executive officers of the Company:

         J. MITCHELL DOLLOFF became Vice President, General Counsel and Director of Investor Relations of the Company and UnionTools in June 1997, Vice President Corporate Development of the Company in February 1998 and President of the Company's watering products division in June 1998. From October 1991 to June 1997, Mr. Dolloff was an associate attorney at Gibson, Dunn & Crutcher LLP.

         THOMAS A. HYRB became Vice President Operations of UnionTools in August 1991. From September 1982 to July 1991, Mr. Hyrb was Director of Quality Assurance and Plant Manager of True Temper Hardware Company, Inc. From May 1966 to August 1982, Mr. Hyrb held various manufacturing and engineering management positions with Clarke (a division of McGraw Edison), Roper Corporation and Allis Chalmers.

         STEPHEN M. KASPRISIN became Chief Financial Officer and Vice President of the Company in February 1989 and Chief Financial Officer and Vice President of UnionTools in January 1994. From January 1981 to February 1989, Mr. Kasprisin held various financial positions with certain private enterprises. From June 1976 to January 1981, Mr. Kasprisin was employed by Coopers & Lybrand, certified public accountants.

         Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among directors and executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports, the Company believes that all reporting persons complied with all filing requirements during the year ended July 31, 1998, except for late filings of Form 5 for the fiscal year ended July 31, 1998 for Messrs. Reilly, Abbott, Barrett, Kaplan, and Leahy.

ITEM 11.   EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the Company's other most highly compensated executive officers whose annual salary and bonus during fiscal 1998 exceeded $100,000 (the "Named Executive Officers"). Mr. Mihaly's, Mr. Kasprisin's, and Mr. Dolloff's cash compensation was paid by the Company. Mr. Farland's and Mr. Hyrb's cash compensation was paid by UnionTools. Non-cash compensation, other than options to purchase Common Stock, was paid by UnionTools.

                                               SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                       --------------
                                                                                           AWARDS
                                                                                       --------------
                                                                                         SECURITIES
                                                                                         UNDERLYING         ALL OTHER
                                                       SALARY            BONUS             OPTIONS        COMPENSATION
   NAME AND PRINCIPAL POSITION          YEAR             ($)              ($)                (#)         ($)(1)(2)(3)(4)
---------------------------------    -----------    -------------    --------------    --------------    ---------------
GABE MIHALY                              1998           $309,145              --              20,325            $11,284
President and Chief Executive            1997            299,269          $198,890            20,325             93,628
Officer of the Company and               1996            286,461            14,000                --             22,706
UnionTools

J. MITCHELL DOLLOFF(5)                   1998            155,000              --               8,125             15,845
Vice President Corporate                 1997             14,307            20,000             8,125               --
Development and General
Counsel of the Company and
UnionTools and President
Watering Products Division

JAMES B. FARLAND(6)                      1998            183,681              --              10,150             20,374
Vice President Sales and                 1997            179,614            26,942            10,150             11,101
Marketing of UnionTools                  1996            171,592            49,450                --             19,360

THOMAS A. HYRB                           1998            173,677              --              10,150              9,943
Vice President of Operations of          1997            169,830            25,475            10,150              9,850
UnionTools                               1996            151,335            46,500                --             60,383

STEPHEN M. KASPRISIN                     1998            173,085              --              10,150              9,924
Chief Financial Officer and Vice         1997            169,252            25,388            10,150             10,623
President of the Company and             1996            154,530            46,359                --             21,999
UnionTools

----------------------

(1) Amounts shown include matching benefits paid under the Company's defined contribution 401(k) plan and other miscellaneous cash benefits, but do not include retirement benefits under the Company's Salaried Employee Pension Plan or Supplemental Pension Plan. See "Pension Plans."

(2) Amounts shown for fiscal 1996 include the following: (a) $4,500 of matching benefits paid under the Company's defined contribution 401(k) plan for each of Messrs. Mihaly, Farland, Hyrb and Kasprisin; (b) $9,720, $9,890, $8,631 and $10,122 paid by the Company to Messrs.
         Mihaly, Farland, Hyrb and Kasprisin, respectively, for car allowances;
         (c) $2,553 paid by the Company with respect to supplementary life insurance for the benefit of Mr. Mihaly; and (d) $43,454 paid by the Company to Mr. Hyrb with respect to relocation expenses.

(3) Amounts shown for fiscal 1997 include the following: (a) $6,210, $5,683, $5,642 and $5,639 of matching benefits paid under the Company's defined contribution 401(k) plan for Messrs. Mihaly, Farland, Hyrb and Kasprisin, respectively; (b) $80,976 for Mr. Mihaly with respect to accelerated vesting of in-the-money stock options; and (c) $2,553 paid by the Company with respect to supplementary life insurance for the benefit of Mr. Mihaly.

(4) Amounts shown for fiscal 1998 include the following: (a) $5,724, $3,130, $5,736, $5,736 and $5,736 of matching benefits paid under the Company's defined contribution 401(k) plan for Messrs. Mihaly, Dolloff, Farland, Hyrb and Kasprisin, respectively; (b) $2,553 paid by the Company with respect to supplementary life insurance for the benefit of Mr. Mihaly; (c) $11,119 paid by the Company with respect to relocation expenses of Mr. Dolloff and (d) a one time extraordinary bonus of $10,778 paid to Mr. Farland.

(5) Mr. Dolloff commenced employment with the Company and UnionTools in June 1997.

(6)      Mr. Farland's employment with UnionTools ended upon his death in August
         1998.


       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

           The following table provides certain information regarding the number and value of stock options held by the Company's Named Executive Officers at July 31, 1998.

                                SHARES                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                               ACQUIRED                        UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT FISCAL
                                  ON           VALUE        OPTIONS AT FISCAL YEAR-END (#)            YEAR-END ($)(2)
                               EXERCISE       REALIZED      ------------------------------            ---------------
           NAME                   (#)          ($)(1)       EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-----------------------        --------       --------      -----------      -------------    -----------      -------------
Gabe Mihaly                        0            $ 0            63,786           40,650           $88,929             $ 0
J. Mitchell Dolloff                0              0            16,250           16,250              0                  0
James B. Farland                   0              0            20,300           20,300              0                  0
Thomas A. Hyrb                     0              0            20,300           20,300              0                  0
Stephen M. Kasprisin               0              0            20,300           20,300              0                  0

--------------------

(1) Value realized represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without consideration for any taxes or brokerage expenses which may have been owed.

(2) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($5.125 based on the average of the high and low sale prices on July 31, 1998). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

PENSION PLANS

         UnionTools maintains seven noncontributory defined benefit pension plans covering substantially all of the hourly employees of the Company. UnionTools also maintains a noncontributory defined benefit pension plan covering salaried, administrative and supervisory employees of the Company (the "Salaried Employee Pension Plan") and a supplemental noncontributory defined benefit pension plan covering certain senior executive officers of the Company (the "Supplemental Pension Plan").

         The following table sets forth the estimated annual benefits payable upon retirement under the Salaried Employee Pension Plan based on retirement at age 65 and fiscal 1998 covered compensation.

                                                               YEARS OF SERVICE
REMUNERATION(1)                    15               20                25               30                35
------------                       --               --                --               --                --
$125,000                        $42,187          $56,250           $70,313           $70,313          $70,313
 160,000 and above               54,000           72,000            90,000            90,000           90,000

---------------------------

(1)      Based on final earnings.

         For each of the Company's Named Executive Officers, the Salaried Employee Pension Plan covers total compensation as listed in the summary compensation table, but limited to $160,000 as required by the Employee Retirement Income Security Act of 1974. Messrs. Mihaly, Dolloff, Farland, Hyrb and Kasprisin have credited service of approximately 7, 1, 6, 6 and 9 years, respectively, under the Salaried Employee Pension Plan. Benefits under the Salaried Employee Pension Plan are based on years of credited service and final earnings (the highest average monthly earnings over any 60 consecutive calendar month period in the 120 calendar months preceding retirement or termination of employment). Monthly benefits are paid under the Salaried Employee Pension Plan in an amount equal to 2.25% of the employees' final earnings multiplied by the lesser of 25 years or the total number of years of credited service. Benefits under the Salaried Employee Pension Plan for credited years of service prior to 1993 were determined pursuant to a formula that yielded slightly lower benefits. Accordingly, actual benefits for each of the Named Executive Officers are slightly lower than the amounts indicated in the foregoing table. Benefits under the Salaried Employee Pension Plan are not subject to any offset.

         The following table sets forth the estimated annual benefits payable upon retirement under the Supplemental Pension Plan based on retirement at age 65 and fiscal 1998 covered compensation.

                                                               YEARS OF SERVICE
                                                               ----------------
REMUNERATION(1)                    15               20                25               30                35
------------                       --               --                --               --                --
$175,000                        $ 5,062         $  6,750          $  8,437          $  8,437         $  8,437
 200,000                         13,500           18,000            22,500            22,500           22,500
 225,000                         21,938           29,250            36,563            36,563           36,563
 250,000                         30,375           40,500            50,625            50,625           50,625
 300,000                         47,250           63,000            78,750            78,750           78,750
 400,000                         81,000          108,000           135,000           135,000          135,000

-----------------------

(1)      Based on final earnings.

         For Mr. Mihaly, the Supplemental Pension Plan covers compensation as listed in the summary compensation table above $160,000. Mr. Mihaly has credited service of approximately 7 years under the Supplemental Pension Plan. Benefits under the Supplemental Pension Plan are based on years of credited service and final earnings (the highest average monthly earnings over any 60 consecutive calendar month period in the 120 calendar months preceding retirement or termination of employment). Monthly benefits are paid under the Salaried Employee Pension Plan in an amount equal to 2.25% of the employees' final earnings (as described above) multiplied by the lesser of 25 years or the total number of years of credited service. Benefits under the Supplemental Pension Plan are not subject to any offset.

AGREEMENTS WITH KEY EMPLOYEES

         In May 1997, the Company entered into an employment agreement with Mr. Mihaly which provides for his employment as the President of the Company and the President and Chief Executive Officer of UnionTools. The agreement has a five-year term and automatically is extended for successive one-year periods thereafter unless notice is given at least 90 days, if by Mr. Mihaly, or one year, if by the Company, prior to expiration of the then-current term. Mr. Mihaly's employment agreement provides for a base salary of $296,181 per year, a one-time cash bonus of $260,000 if Mr. Mihaly is employed by the Company on January 5, 1998, an annual cash bonus in an amount to be determined by the Board of Directors of the Company and certain additional benefits, including participation in pension, health and other employee benefits plans of the Company. The payment of Mr. Mihaly's one-time cash bonus was deferred to October 1998. Mr. Mihaly's employment agreement provides that if the term of the agreement is not extended by the Company, the Company is required to make a lump sum payment to Mr. Mihaly in an amount equal to his then-current base salary. Mr. Mihaly's employment agreement also provides that if Mr. Mihaly's employment is terminated by the Company without cause (as defined in the agreement) or if Mr. Mihaly resigns due to a material diminution in his responsibilities or a material breach by the Company of its obligations under the agreement (collectively, "Termination"), the Company is required to make a lump sum payment to Mr. Mihaly in an amount equal to the full cash compensation due through the remaining term of the agreement (the "Remaining Salary"). In addition, Mr. Mihaly will be treated for purposes of pension and related plans as having been employed by the Company through the end of the then-current term of the agreement. If such Termination occurs within two years following a change in control of the Company (as defined in the agreement), the Company also is required to pay to Mr. Mihaly an amount equal to the difference between (i) three times the highest aggregate annual compensation (including salary, bonuses and incentive payments) includable in gross income paid to Mr. Mihaly during any one of the three taxable years preceding the date of the Termination and (ii) the Remaining Salary.

         In May 1997, the Company also entered into agreements with each of Messrs. Hyrb and Kasprisin which provide that following the Termination of such officers' employment with the Company, the Company will pay to such employee an amount equal to the highest aggregate annual compensation (including salary, bonuses and incentive payments) includable in gross income paid to such employee during any one of the three taxable years preceding the date of his Termination. If such Termination occurs within two years following a change in control of the Company (as defined in such agreement), the Company also is required to pay to such employee an amount equal to two times the amount described in the preceding sentence. In June 1997, the Company entered into an agreement with Mr. Dolloff on the same terms.

ITEM 12.   SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, each director, each of the Company's Named Executive Officers, and all the directors and executive officers of the Company as a group as of October 23, 1998:

                                                                                  SHARES BENEFICIALLY OWNED(1)(2)
                                                                            --------------------------------------------
                             STOCKHOLDER                                           NUMBER                   PERCENT
----------------------------------------------------------------------      ---------------------      -----------------
The TCW Group, Inc.(3)................................................                 3,162,049             48.9%

Oaktree Capital Management, LLC(4)....................................                 1,107,500             17.1

OCM Principal Opportunities Fund, L.P.................................                 1,107,500             17.1

J. & W. Seligman & Co. Incorporated(5)................................                   707,720             10.9

Gabe Mihaly(6)........................................................                   101,955              1.6

J. Mitchell Dolloff(7)................................................                    16,250               *

James B. Farland(8)...................................................                    22,000               *

Thomas A. Hyrb(9).....................................................                    20,300               *

Stephen M. Kasprisin(10)..............................................                    23,800               *

Conor D. Reilly(11)...................................................                    38,001               *

William W. Abbott(12).................................................                    13,826               *

Matthew S. Barrett(13)................................................                 1,107,500             17.1

Stephen A. Kaplan(14).................................................                 1,107,500             17.1

John I. Leahy(15).....................................................                    18,186               *

All directors and executive officers as a group (10 persons)(16)......                 1,361,818             21.1%

----------------------

* Represents beneficial ownership of less than 1% of the Company's outstanding Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2) The address of the TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, California 90017. The address of Oaktree, the OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund"), Mr. Barrett and Mr. Kaplan is 550 South Hope Street, 22nd Floor, Los Angeles, California 90071. The address of J. & W. Seligman & Co. Incorporated ("JWS") is 100 Park Avenue, New York, New York 10017. The address for Messrs. Mihaly, Dolloff, Farland, Hyrb, Kasprisin and Reilly is c/o Acorn Products, Inc., 500 Dublin Avenue, Columbus, Ohio 43215. The address of Mr. Abbott is 6923 Greentree Drive, Naples, Florida 33963. The address of Mr. Leahy is c/o Management & Marketing Associates, 30 East Padonia Road, Timonium, Maryland 21093.

(3) The TCW Group, Inc. is the parent corporation of TCW Asset Management Company ("TAMCO"). TAMCO is the managing general partner of TCW Special Credits, a general partnership among TAMCO and certain individual general partners (the "Individual Partners"). TCW Special Credits is (i) the general partner of four limited partnerships that hold shares of Common Stock (the "TCW Limited Partnerships") and (ii) the investment advisor for three third party accounts that hold shares of Common Stock (the "TCW Accounts"). The TCW Limited Partnerships and the TCW Accounts in the aggregate hold 2,148,576 shares of Common Stock. The TCW Group, Inc. also is the parent corporation of Trust Company of the West, which is the trustee of four trusts that hold shares of Common Stock (the "TCW Trusts"). The TCW Trusts in the aggregate hold 1,013,473 shares of Common Stock. The following TCW Limited Partnerships and TCW Trusts individually beneficially own more than 5% of the outstanding shares of Common Stock: TCW Special Credits Fund III (660,036 shares or 10.2%); TCW Special Credits Fund IIIb (625,988 shares or 9.7%); and TCW Special Credits Trust IIIb (447,124 shares or 6.9%). Certain of the Individual Partners also are principals of Oaktree. The Individual Partners, in their capacity as general partners of TCW Special Credits, have been designated to manage the TCW Limited Partnerships, the TCW Accounts and the TCW Trusts. Although Oaktree provides consulting, research and other investment management support to the Individual Partners, Oaktree does not have voting or dispositive power with respect to the TCW Limited Partnerships, the TCW Accounts or the TCW Trusts.

(4)      All of such shares of Common Stock are owned by the Oaktree Fund.

(5)      JWS directly owns 277,720, or 4.2%, of the Common Stock.
         JWS, as investment adviser for Seligman Value Fund Series, Inc. -- Seligman Small-Cap Value Fund (the "Fund"), may be deemed to beneficially own the shares of the Fund. The Fund owns 430,000 shares, or 6.7%, of the Common Stock. William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares reported by JWS. The information in this note is taken from a Schedule 13G filed by the persons named herein.

(6) Includes 17,925 shares of Common Stock which are owned jointly by Mr. Mihaly and his spouse. Also includes 63,786 shares of Common Stock issuable pursuant to currently exercisable options.

(7) Reflects 16,250 shares of Common Stock issuable pursuant to currently exercisable options.

(8) Mr. Farland's employment with UnionTools ended upon his death in August 1998. Includes 20,300 shares of Common Stock issuable pursuant to currently exercisable options that may be exercised by Mr. Farland's heirs and beneficiaries.

(9) Reflects 20,300 shares of Common Stock issuable pursuant to currently exercisable options.

(10) Includes 3,500 shares of Common Stock which are owned jointly by Mr. Kasprisin and his spouse. Also includes 20,300 shares of Common Stock issuable pursuant to currently exercisable options.

(11) Includes 1,050 shares of Common Stock held by Mr. Reilly's minor children. Mr. Reilly, as custodian, holds voting and dispositive power over such shares. Also includes 19,976 shares of Common Stock issuable pursuant to currently exercisable options. Does not include 3,383 shares of Common Stock issuable pursuant to the Director Stock Plan.

(12) Includes 1,000 shares of Common Stock held by Mr. Abbott's spouse. Mr. Abbott disclaims beneficial ownership of such shares. Also includes 3,726 shares of Common Stock issuable pursuant to currently exercisable options. Does not include 3,383 shares of Common Stock issuable pursuant to the Director Stock Plan.

(13) Reflects shares of Common Stock owned by the Oaktree Fund and also shown as beneficially owned by Oaktree. To the extent that Mr. Barrett, as a managing director of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of Common Stock. Mr. Barrett disclaims beneficial ownership of such shares of Common Stock. Does not include 3,726 shares of Common Stock issuable pursuant to currently exercisable options and 3,383 shares of Common Stock issuable pursuant to the Director Stock Plan. Pursuant to TCW's policy, all compensation paid to Mr. Barrett is donated to charity.

(14) Reflects shares of Common Stock owned by the Oaktree Fund and also shown as beneficially owned by Oaktree. To the extent that Mr. Kaplan, as a principal of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of Common Stock. Mr. Kaplan disclaims beneficial ownership of such shares of Common Stock. Does not include 3,726 shares of Common Stock issuable pursuant to currently exercisable options and 3,383 shares of Common Stock issuable pursuant to the Director Stock Plan. Pursuant to Oaktree's policy, all compensation paid to Mr. Kaplan is contributed to the Oaktree Fund.

(15) Includes 3,726 shares of Common Stock issuable pursuant to currently exercisable options. Does not include 1,691 shares of Common Stock issuable pursuant to the Director Stock Plan.

(16)     See notes (6) through (15) above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the executive officers of the Company served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

         TRANSACTIONS BETWEEN DIRECTORS, EXECUTIVE OFFICERS AND THE COMPANY

         In December 1993 and May 1994, the Company issued the Subordinated Notes in the aggregate principal amount of approximately $31.4 million to the TCW Funds. In August 1996, the Company issued 100 shares of Series A Preferred Stock to the TCW Funds as payment in full of accrued interest on the Subordinated Notes for fiscal 1995 and fiscal 1996. In July 1997, the Company used $9.6 million of the proceeds from its initial public offering to redeem the Series A Preferred Stock and pay accumulated dividends thereon and $11.0 million of the proceeds from its initial public offering to repay a portion of the Subordinated Notes and accrued interest thereon. The remaining $24.0 million aggregated principal amount of the Subordinated Notes was exchanged for 1,716,049 shares of Common Stock.

         In December 1996, the Company issued a subordinated promissory note to the TCW Funds in the aggregate principal amount of $6 million and bearing interest at a rate of 13% per year as bridge financing. In December 1996, the Company paid $6.3 million to the TCW Funds in prepayment of the subordinated promissory note, accrued interest thereon and a $180,000 facility fee.

         Conor D. Reilly, Chairman of the Board of the Company and a director of the Company and UnionTools, is a partner in the law firm of Gibson, Dunn & Crutcher LLP. The Company paid fees of approximately $1.2 million to Gibson, Dunn & Crutcher LLP in fiscal 1998.

         In January 1994, Mr. Mihaly, the President, Chief Executive Officer and a director of the Company and UnionTools, received a loan from UnionTools in the aggregate principal amount of $245,000. The loan was originally intended to mature in January 1998, but the maturity date was subsequently extended to October 1998 to coincide with the deferment of Mr. Mihaly's one-time cash bonus to be paid in connection with his employment agreement as more fully described in Item 11 above. The loan bears interest at an annual rate of 5.34% and is secured by a pledge of Common Stock. The principal of, and accrued interest on, the loan becomes due upon the occurrence of certain events, including voluntary termination of Mr. Mihaly's employment with the Company.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of Acorn are filed with this Annual Report on Form 10-K pursuant to Item 8:

                  -        Report of Independent Auditors

                  - Consolidated Balance Sheets as of August 1, 1997 and July 31, 1998

                  - Consolidated Statements of Operations for fiscal 1996, fiscal 1997 and fiscal 1998

                  - Consolidated Statements of Stockholders' Equity for fiscal 1996, fiscal 1997 and fiscal 1998

                  - Consolidated Statements of Cash Flows for fiscal 1996, fiscal 1997 and fiscal 1998

                  -        Notes to Consolidated Financial Statements

         (a)(2) The following financial statement schedules of Acorn are filed with this Annual Report on Form 10-K pursuant to Item 14(d) and appear immediately preceding the exhibit index:

                  I.       Condensed Financial Information of Registrant

                  II.      Valuation and Qualifying Accounts

                  Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         (a)(3) The following items are filed as exhibits to this Annual Report on Form 10-K (management contracts and compensatory plans are indicated by an asterisk (*)):


Exhibit Number            Description
--------------            -----------
3.1               Amended and Restated Certificate of Incorporation of Acorn
                  Products, Inc.***

3.2               Amended and Restated Bylaws of Acorn Products, Inc.***

4.1               Specimen Stock Certificate for Common Stock.***

10.1*             Employment Agreement, dated as of May 29, 1997, among the
                  Company, UnionTools, Inc. and Gabe Mihaly.***




10.2.1* Employment Severance Agreement, dated as of May 29, 1997, among the Company, UnionTools and Thomas A. Hyrb.***

10.2.2* Employment Severance Agreement, dated as of May 29, 1997, among the Company, UnionTools and Stephen M. Kasprisin.***

10.2.3* Employment Severance Agreement, dated as of June 24, 1997, among the Company, UnionTools and J. Mitchell Dolloff.***

10.3*             Acorn Products, Inc. Deferred Equity Compensation Plan for
                  Directors.***

10.4*             Acorn Products, Inc. 1997 Stock Incentive Plan.***

10.5*             Standard Form of Acorn Products, Inc. Stock Option
                  Agreement.***

10.6*             UnionTools, Inc. Retirement Plan for Salaried Employees.***

10.7*             Amendment No. 1 to UnionTools, Inc., Retirement Plan for
                  Salaried Employees.***

10.8*             Acorn Products, Inc. Supplemental Pension Plan for
                  Executive Employees.***

10.9              Amended and Restated Credit Agreement, dated as of May 20,
                  1997, between UnionTools, Inc., and Heller Financial,
                  Inc.***

10.10             License Agreement, dated as of August 1, 1992, between
                  UnionTools, Inc. and The Scott Company.***

10.11 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and various funds and accounts managed by TCW Special Credits.***

10.12 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and OCM Principal
                  Opportunities Fund, L.P.***

10.13             Master Lease Agreement, dated as of June 4, 1998, between
                  BancBoston Leasing, Inc., and UnionTools, Inc.**

10.14             Rider No. 1 to Master Lease Agreement, dated as of June 4,
                  1998, between BancBoston Leasing, Inc., and UnionTools, Inc.**

10.15             Amendment No.1 to Credit Agreement, dated as of November
                  24, 1997, between Union Tools, Inc., and Heller Financial,
                  Inc. (Reference is made to Exhibit 10 to Form 10-Q for the quarter ended October 31, 1997, filed with the Securities and Exchange Commission on December 15, 1997.)

10.16             Amendment No. 2 to Credit Agreement, dated as of May 22,
                  1998, between Union Tools, Inc., and Heller Financial, Inc.
                  **

10.17*            Acorn Products, Inc. 1997 Nonemployee Director Stock
                  Incentive Plan. (Reference is made to Exhibit 4(a) on a Registration Statement on Form S-8 (Registration Number
                  333-58807) filed with the Securities and Exchange
                  Commission on July 9, 1998.)

21.1              Subsidiaries of the Company.**

23.1              Consent of Ernst & Young LLP.**

24.1              Power of Attorney.**




27.1              Financial Data Schedule.**

----------------------
**       Filed herewith.

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


                            ACORN PRODUCTS, INC.


                            By:      /s/ Gabe Mihaly
                                     -------------------------------------
                            Name:    Gabe Mihaly
                            Title:   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Principal Executive Officer:

                            By:      /s/ Gabe Mihaly
                                     -------------------------------------
                            Name:    Gabe Mihaly
                            Title:   President, Chief Executive Officer and a
                                     director

                            Principal Accounting and Financial Officer:


                            By:      /s/ Stephen M. Kasprisin
                                     -------------------------------------
                            Name:    Stephen M. Kasprisin
                            Title:   Vice President and Chief Financial Officer

                            Directors:

                            * Conor D. Reilly
                            -----------------------------------------------
                            Conor D. Reilly, Chairman of the Board of Directors

                            *William W. Abbott
                            -----------------------------------------------
                            William W. Abbott, Director

                            *Matthew S. Barrett
                            -----------------------------------------------
                            Matthew S. Barrett, Director

                            *Stephen A. Kaplan
                            -----------------------------------------------
                            Stephen A. Kaplan, Director

                            *John I. Leahy
                            -----------------------------------------------
                            John I. Leahy, Director


                            *By:   /s/ Gabe Mihaly
                                   ----------------------------------------
                                   Gabe Mihaly, Power of Attorney

Dated: October 28, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Acorn Products, Inc.

We have audited the accompanying consolidated balance sheets of Acorn Products, Inc. (formerly Vision Hardware Group, Inc.) and Subsidiaries as of August 1, 1997 and July 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years ended August 2, 1996, August 1, 1997 and July 31, 1998. Our audits also include the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Products, Inc. and Subsidiaries at August 1, 1997 and July 31, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" in 1996.

                                                 ERNST & YOUNG LLP


Columbus, Ohio
September 22, 1998, except for Note 14, as to which the date is October 29, 1998.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              AUGUST 1,             JULY 31,
                                                                1997                 1998
                                                                ----                 ----
ASSETS
Current assets:
  Cash ...................................................   $   1,509           $   1,240
  Accounts receivable, less allowance for
    doubtful accounts ($713 and $894, respectively) ......      18,462              24,553
  Inventories ............................................      27,642              30,123
  Prepaids and other current assets ......................       3,773               2,948
                                                             ---------           ---------
    Total current assets .................................      51,386              58,864
Property, plant and equipment, net of
  accumulated depreciation ...............................      15,650              16,205
Goodwill, net of accumulated amortization ................      29,808              35,271
Other intangible assets ..................................       2,046               2,293
                                                             ---------           ---------
    Total assets .........................................   $  98,890           $ 112,633
                                                             ---------           ---------
                                                             ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility ..............................   $  12,837           $  16,308
  Accounts payable .......................................       5,872               7,010
  Accrued expenses .......................................       4,707               4,413
  Income taxes payable ...................................         350                  43
  Other current liabilities ..............................         711                 445
                                                             ---------           ---------
    Total current liabilities ............................      24,477              28,219
Long-term debt ...........................................       6,098              16,009
Other long-term liabilities ..............................       4,496               4,054
Net liabilities of discontinued operations ...............         595                   -
                                                             ---------           ---------
    Total liabilities ....................................      35,666              48,282
Stockholders' equity:
  Common stock, par value of $.001 per share,
    20,000,000 shares authorized, 6,464,105
   shares issued and outstanding at August 1,
   1997 and July 31, 1998 respectively ...................      78,391              78,391
 Contributed capital-stock options .......................         460                 460
 Minimum pension liability ...............................        (133)               (285)
 Retained earnings (deficit) .............................     (15,494)            (14,215)
                                                             ---------           ---------
    Total stockholders' equity ...........................      63,224              64,351
                                                             ---------           ---------
    Total liabilities and stockholders' equity ...........   $  98,890           $ 112,633
                                                             ---------           ---------
                                                             ---------           ---------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL            FISCAL               FISCAL
                                                                1996              1997                 1998
                                                                ----              ----                 ----
Net sales ..............................................    $  92,652           $ 101,011           $ 107,758
Cost of goods sold .....................................       67,496              73,982              82,480
                                                            ---------           ---------           ---------
Gross profit ...........................................       25,156              27,029              25,278

Selling, general and administrative expenses ...........       16,815              18,293              20,033
Interest expense .......................................        6,732               7,176               2,560
Amortization of intangibles ............................        1,173                 837                 917
Other expenses, net ....................................        1,522               1,548                 259
                                                            ---------           ---------           ---------
Income (loss) from continuing operations before
  income taxes .........................................       (1,086)               (825)              1,509
Income taxes ...........................................          582                 134                 230
                                                            ---------           ---------           ---------
Income (loss) from continuing operations ...............       (1,668)               (959)              1,279

Discontinued operations:
  Loss from operations .................................       (5,815)             (1,499)                  -
  Loss from disposal ...................................         (665)             (8,421)                  -
                                                            ---------           ---------           ---------
    Loss from discontinued operations ..................       (6,480)             (9,920)                  -
                                                            ---------           ---------           ---------
Net income (loss) ......................................       (8,148)            (10,879)              1,279
Cumulative effect of change in accounting for post
  retirement benefits ..................................          869                   -                   -
                                                            ---------           ---------           ---------
Net income (loss) ......................................    $  (7,279)          $ (10,879)          $   1,279
                                                            ---------           ---------           ---------
                                                            ---------           ---------           ---------
Net income (loss) applicable to common stock ...........    $  (7,279)          $ (11,897)          $   1,279
                                                            ---------           ---------           ---------
                                                            ---------           ---------           ---------
PER SHARE DATA (BASIC AND DILUTED):
Income (loss) from continuing operations ...............    $   (1.10)          $   (0.48)          $    0.20
Loss from discontinued operations per share ............        (4.26)              (5.00)                  -
Cumulative effect of change in accounting for post
  retirement benefits ..................................         0.57                   -                   -
Preferred stock dividend ...............................            -               (0.51)                  -
                                                            ---------           ---------           ---------
Net Income (loss) per share ............................    $   (4.79)          $   (5.99)          $    0.20
                                                            ---------           ---------           ---------
                                                            ---------           ---------           ---------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              CONTRIBUTED
                                                                                CAPITAL     MINIMUM    RETAINED
                               NUMBER                   NUMBER                   STOCK      PENSION    EARNINGS
                              OF SHARES    AMOUNT      OF SHARES     AMOUNT     OPTIONS    LIABILITY   (DEFICIT)      TOTAL
                              ---------    ------      ---------     ------     -------    ---------   --------       -----
Balances at
  July 28, 1995 ............  1,483,596   $  14,319            -     $    -    $  340         $ -    $   2,664    $  17,323
Net loss for the period
  July 29, 1995 through
  August 2, 1996 ...........          -           -            -          -         -           -       (7,279)      (7,279)
Conversion of debt .........          -           -          100      8,596         -           -            -        8,596
Stock issued ...............      7,230          87            -          -         -           -            -           87
Adjustment to recognize
  minimum pension liability           -           -            -          -         -        (197)           -         (197)
                             -----------------------------------------------------------------------------------------------
Balances at
  August 2, 1996 ...........  1,490,826      14,406          100      8,596       340        (197)      (4,615)      18,530
Net loss for the period
  August 3, 1996 through
  August 1, 1997 ...........          -           -            -          -         -           -      (10,879)     (10,879)
Redemption of preferred
  stock ....................          -           -         (100)    (8,596)        -           -            -       (8,596)
Preferred stock dividend ...          -      (1,018)           -          -         -           -            -       (1,018)
Conversion of debt to
  equity ...................  1,716,049      24,025            -          -         -           -            -       24,025
Stock issued in public
  offering .................  3,250,000      40,890            -          -         -           -            -       40,890
Adjustment to minimum
  pension liability ........          -           -            -          -         -          64            -           64
Stock options issued .......          -           -            -          -       120           -            -          120
Stock issued ...............      7,230          88            -          -         -           -            -           88
                             -----------------------------------------------------------------------------------------------
Balances at
  August 1, 1997 ...........  6,464,105      78,391            -          -       460        (133)     (15,494)      63,224
Net income for the period
  August 2, 1997 through
  July 31, 1998 ............          -           -            -          -         -           -        1,279        1,279
Adjustment to minimum
  pension liability ........          -           -            -          -         -        (152)           -         (152)
                             -----------------------------------------------------------------------------------------------
Balances at
  July 31, 1998 ............  6,464,105   $  78,391            -     $    -    $  460   $    (285)   $ (14,215)   $  64,351
                             -----------------------------------------------------------------------------------------------
                             -----------------------------------------------------------------------------------------------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE FISCAL YEAR ENDED
                                                              AUGUST 2,         AUGUST 1,         JULY 31,
                                                                1996              1997              1998
                                                                ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................     $ (7,279)        $ (10,879)         $  1,279
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) continuing operations:
  Loss from discontinued operations.....................        6,480             9,920                 -
  Depreciation and amortization.........................        3,592             3,489             3,870
  Deferred income taxes.................................          756                 -                 -
  Conversion of accrued interest to preferred stock.....        4,463                 -                 -
  Conversion of accrued interest to common stock........            -             3,714                 -
  Financing fees, net...................................         (365)           (1,218)                -
  Issuance of stock options.............................            -               120                 -
  Cumulative effect of change in accounting
  principal.............................................          869                 -                 -
  Changes in operating assets and liabilities:
   Accounts receivable..................................       (1,397)           (6,395)           (4,391)
   Inventories..........................................        8,369            (3,141)              151
   Other assets.........................................         (190)             (886)              682
   Accounts payable and accrued expenses................          587              (773)             (445)
   Income taxes payable.................................         (656)             (750)             (307)
   Other liabilities....................................       (1,243)             (751)           (1,072)
                                                            ---------         ---------          --------
Net cash provided by (used in) continuing operations....       13,986            (7,550)             (233)
Net cash provided by (used in) discontinued
  operations............................................       (4,001)            2,430                 -
                                                            ---------         ---------          --------
Net cash provided by (used in) operating activities.....        9,985            (5,120)             (233)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of net assets from acquisition,
  net of cash acquired..................................            -            (6,499)           (9,911)
Investment in joint venture.............................            -              (520)                -
Purchases of property, plant and equipment, net.........       (1,466)           (2,436)           (2,882)
Proceeds from disposal of discontinued operations.......            -             6,863              (625)
                                                            ---------         ---------          --------
Net cash provided by (used in) investing activities.....       (1,466)           (2,592)          (13,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt retired...............................            -            (7,329)                -
Acquisition line draws..................................            -             6,098             9,911
Net activity on term loan...............................       (3,500)          (18,000)                -
Net activity on revolving loan..........................       (6,713)              300             3,471
Redemption of preferred stock and accrued dividends.....            -            (9,614)                -
Net proceeds from IPO...................................            -            37,176                 -
Issuance of stock.......................................           87                88                 -
                                                            ---------         ---------          --------
Net cash provided by (used in) financing activities.....      (10,126)            8,719            13,382
                                                            ---------         ---------          --------
Net increase (decrease) in cash.........................       (1,607)            1,007              (269)
Cash at beginning of period.............................        2,109               502             1,509
                                                            ---------         ---------          --------
Cash at end of period...................................    $     502         $   1,509          $  1,240
                                                            ---------         ---------          --------
                                                            ---------         ---------          --------
Interest paid...........................................    $   3,584         $   7,175          $  2,338
                                                            ---------         ---------          --------
                                                            ---------         ---------          --------


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF THE BUSINESS

      Founded in 1890, Acorn Products, Inc. (Acorn), through its wholly-owned subsidiary Union Tools, Inc. ("Union Tools" and together with Acorn the "Company") is a leading manufacturer and marketer of non-powered lawn and garden tools in the U.S. The Company's principal products include long handle tools (such as forks, hoes, rakes and shovels), snow tools, posthole diggers, wheelbarrows, striking tools, cutting tools, hose reels and watering products (such as sprinklers, hose nozzles and hose couplings). The Company sells its products under a variety of well-known brand names. In addition, the Company manufactures private label products for a variety of retailers. The Company sells its products through a variety of distribution channels. Acorn is a holding company with no business operations of its own. (See Note 3 for a discussion of the Company's disposition of its non-lawn and garden operations.)

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

      The Company's largest customer, Sears, which includes Sears' Orchard Supply division, accounted for 12.5%, 10.9% and 13.6% of gross sales in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. No other customer accounted for 10% or more of the Company's gross sales in fiscal 1996, fiscal 1997 or fiscal 1998.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Acorn and its subsidiaries, McGuire-Nicholas Company, Inc. ("McGuire-Nicholas"), VSI Fasteners, Inc. ("VSI") and UnionTools, Inc.
(and its subsidiaries H.B. Sherman Manufacturing Company, Inc. and Union Tools Watering Products, Inc.). All intercompany accounts and transactions have been eliminated. (See Note 3 -- Discontinued Operations regarding the disposal of VSI and McGuire-Nicholas).

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FlFO) method. Inventories consist of the following:

                                                              AUGUST 1,         JULY 31,
                                                                1997              1998
                                                                ----              ----
                                                                    (IN THOUSANDS)
Finished goods                                                  $14,460          $16,270
Work in process                                                   7,041            5,709
Raw materials and supplies                                        6,741            9,212
                                                                -------          -------
                                                                 28,242           31,191
Valuation reserves                                                 (600)          (1,068)
                                                                -------          -------
Total inventories                                               $27,642          $30,123
                                                                -------          -------

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

Machinery and equipment                                     3 to 15 years
Buildings and improvements                                  3 to 40 years
Furniture and fixtures                                      3 to 15 years

         Property, plant and equipment consists of the following:

                                                          AUGUST 1,         JULY 31,
                                                            1997              1998
                                                            ----              ----
                                                                (IN THOUSANDS)
Land                                                        $ 1,626          $ 1,626
Buildings and improvements                                    4,909            5,033
Machinery and equipment                                      15,011           18,032
Furniture and fixtures                                        1,815            2,177
                                                            -------          -------
                                                             23,361           26,868
Accumulated depreciation                                     (7,711)         (10,663)
                                                            -------          -------
Property, plant and equipment, net                          $15,650          $16,205
                                                            -------          -------
                                                            -------          -------

         GOODWILL

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is amortized on the straight-line method over a forty-year period. Accumulated amortization was $3.0 million at August 1, 1997 and $4.0 million at July 31, 1998. The Company periodically assesses the recoverability of its goodwill.

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

         EARNING PER SHARE

         Basic earnings per share is computed using the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of shares of Common Stock outstanding during each period plus dilutive Common Stock equivalents using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                                     1996               1997                 1998
                                                                     ----               ----                 ----
Numerator:
   Net income (loss)                                           $ (7,279,000)        $(10,879,000)        $  1,279,000
   Preferred stock dividend                                              --           (1,018,000)                  --
                                                               ------------         ------------         ------------
   Numerator for basic and diluted earnings per share -
     Net income (loss) applicable to common stock              $ (7,279,000)        $(11,897,000)        $  1,279,000
                                                               ------------         ------------         ------------
                                                               ------------         ------------         ------------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                      1,520,066            1,985,758            6,464,105

   Effect of dilutive securities:
     1997 Stock Incentive Plan                                           --                   --                   --
     1997 Nonemployee Director Stock Incentive Plan                      --                   --                1,132
     Deferred Equity Compensation Plan for Directors                     --                   --               12,263
     Other stock options                                                 --                   --               33,258
                                                               ------------         ------------         ------------
     Dilutive potential common shares                                    --                   --               46,653

   Denominator for diluted earnings per share -
     weighted-average shares and
     assumed conversions                                          1,520,066            1,985,758            6,510,758
                                                               ------------         ------------         ------------
Basic earnings per share                                       $      (4.79)        $      (5.99)        $       0.20
                                                               ------------         ------------         ------------
                                                               ------------         ------------         ------------
Diluted earnings per share                                     $      (4.79)        $      (5.99)        $       0.20
                                                               ------------         ------------         ------------
                                                               ------------         ------------         ------------

For additional disclosure regarding outstanding stock options and the Deferred Equity Compensation Plan for Directors, see Note 5 -- Stockholders' Equity. Options to purchase 329,100 shares of Common Stock at $14.00 per share and options to purchase 5,784 shares of Common Stock at $12.10 per share were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation.

         FISCAL YEAR

         The Company's fiscal year is comprised of the 52 or 53 weeks ending on the Friday closest to July 31 of each year. Unless otherwise stated, references to fiscal 1996, fiscal 1997 and fiscal 1998 relate to the fiscal years ended August 2, 1996, August 1, 1997 and July 31, 1998, respectively, and were comprised of 53 weeks, 52 weeks and 52 weeks, respectively. The Company's interim reporting periods for quarterly periods end on the Friday closest to the last day of each fiscal quarter.

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

         MCGUIRE-NICHOLAS

         In January 1997, the Company adopted a formal plan to sell McGuire-Nicholas. Accordingly, McGuire-Nicholas is accounted for as a discontinued operation and classified as such in the accompanying consolidated financial statements. The prior year financial statements have been reclassified to conform to the 1997 presentation. During fiscal 1997, the Company provided for an estimated loss on the disposal of McGuire-Nicholas of $9.9 million, consisting of an estimated loss on disposal of $8.4 million and a provision of $1.5 million of operating losses for fiscal 1997 and anticipated operating losses through the date of closing. The loss on disposal represented the write-off of $7.3 million of goodwill relating to McGuire-Nicholas and the write-down of inventory and other assets to estimated net realizable value. On August 8, 1997, the Company sold substantially all of the assets of McGuire-Nicholas for approximately $4.7 million, plus the assumption of approximately $4 million of related liabilities. No additional gain or loss was incurred.

         RESULTS OF OPERATIONS AND NET ASSETS OF DISCONTINUED OPERATIONS

         The following represents the combined results of operations of the Company's discontinued operations:

                                                                                      FISCAL            FISCAL
                                                                                       1996              1997
                                                                                       ----              ----
                                                                                          (IN THOUSANDS)
Revenues                                                                              $49,810          $29,643
Costs and expenses                                                                     50,143           30,731
Interest expense                                                                       (1,577)            (411)
Loss from operations                                                                   (5,815)          (1,499)

         Interest expense has been allocated to discontinued operations for all periods based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

         The following table summarizes the net liabilities of the Company's discontinued operations at August 1, 1997 (in thousands):

Accounts receivable                                                        $   3,548
Inventories                                                                    3,658
Property and equipment                                                         1,686
Other assets                                                                     992
Liabilities                                                                  (10,479)
                                                                           ---------
  Net (liabilities) of discontinued operations                             $    (595)
                                                                           ---------
                                                                           ---------

4.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Long-term debt consists of the following:

                                                                                    AUGUST 1,         JULY 31,
                                                                                      1997              1998
                                                                                      ----              ----
                                                                                          (IN THOUSANDS)
              Acquisition line of credit facility                                      $6,098          $16,009
              Less current portion of long-term debt                                       --               --
                                                                                       ------          -------
                                                                                       $6,098          $16,009
                                                                                       ------          -------
                                                                                       ------          -------

         CREDIT FACILITY

         UnionTools entered into a credit facility (the "Credit Facility") in December 1996 which, as amended and restated in May 1997, and with amendment number 1 signed in November 1997 and amendment number 2 signed in May 1998, provides for a $30 million revolving credit facility (the "Revolving Facility") and a $35 million acquisition facility (the "Acquisition Line"). The Credit Facility originally also provided for a $20 million term loan, which was repaid in June 1997 with a portion of the proceeds from Acorn's initial public offering. The Credit Facility is secured by substantially all of the assets of UnionTools and is guaranteed by Acorn. The Acorn guarantee is secured by a pledge of all the capital stock of UnionTools.

         Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. As of July 31, 1998, there was $12.6 million available for future borrowing under the Revolving Facility. The Revolving Facility has a letter of credit subcommitment of $3 million and expires in June 2003.

         Available borrowings under the Acquisition Line are subject to various financial and nonfinancial requirements and are limited to $7.5 million per acquisition and $15 million per year without the prior approval of the lenders. The Acquisition Line will convert to a three year term loan in June 2000 and will be payable according to a predetermined amortization schedule ratably over the three-year term.

         Borrowings under the Credit Facility bear interest at either the bank prime rate plus a margin ranging from 0.25% to 0.75% (prime rate at July 31, 1998 was 8.50%) or at UnionTools' option, the LIBOR rate plus a margin ranging from 2.25% to 2.75% (LIBOR rate at July 31, 1998 was 5.69%). At July 31, 1998, UnionTools had $30 million of debt outstanding under the LIBOR option and $2.3 million of debt outstanding under the bank prime rate option. The interest rate margin fluctuates based on the ratio of total senior debt to operating cash flow as set forth in a predetermined pricing table. In addition, UnionTools is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility and the Acquisition Line.

         The Credit Facility contains certain covenants, which, among other things, require UnionTools to maintain specified financial ratios and satisfy certain tests, including minimum interest coverage ratios, and places limits on future capital expenditures by UnionTools. The Credit Facility also includes negative covenants, including limitations on indebtedness, liens, guarantees, obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances, optional payments and modifications and other debt instruments, transactions with affiliates, changes in fiscal year, negative pledge clauses and changes in line of business. UnionTools was in compliance with all debt covenants at July 31, 1998.

         UnionTools is required to make certain mandatory prepayments under the Credit Facility based upon cash flow and certain other events described in the Credit Facility. UnionTools may elect to prepay all or a portion of the Credit Facility at any time. The fair value of the Company's long-term debt approximates the carrying amount at July 31, 1998.

5.       STOCKHOLDERS' EQUITY

         INCREASE IN AUTHORIZED CAPITAL STOCK AND STOCK SPLIT

         In May 1997, Acorn increased the number of authorized shares of Common Stock to 20 million and effected a 1,446-for-1 split of the Common Stock in the form of a common stock dividend (the "Stock Split"). All share and per share information has been restated to reflect the Stock Split.

         PREFERRED STOCK

         At August 2, 1996, Acorn had 100 shares of nonvoting, nonconvertible, Series A Preferred Stock issued and outstanding. Holders of the Series A Preferred Stock were entitled to a cumulative 13% dividend, payable quarterly in additional Series A Preferred Stock at a value of $85,962 per share. The Series A Preferred Stock was redeemable at the option of Acorn at any time, in whole or in part, at a price of $85,962 per share, plus accrued dividends. In July 1997, Acorn used $9.6 million of the proceeds from its initial public offering to redeem the Series A Preferred Stock and pay accumulated dividends thereon.

         STOCK OPTIONS

         During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee and nonemployee director stock options and, accordingly, does not recognize compensation costs when the exercise price of such stock options is equal to the fair market value of the stock at the grant date.

         Pursuant to employment agreements, certain executive officers of the Company were granted options to purchase shares of Common Stock. Vesting of the options and the related exercise price were contingent upon the attainment of certain profitability targets, and portions of the options that failed to vest expired. Of these, options to purchase 39,042 shares of stock remain outstanding at July 31, 1998.

         In April 1997, Acorn adopted the 1997 Stock Incentive Plan (the "Incentive Plan") for members of senior management and certain other officers and employees of the Company. The purpose of the Incentive Plan is to provide incentives to employees of the Company by granting awards tied to the performance of the Common Stock. Awards to employees may take the form of options, stock appreciation rights or sales or grants of restricted stock. The Company has reserved an aggregate of 730,000 shares of Common Stock for issuance under the Incentive Plan. Acorn has granted options to purchase an aggregate of 329,100 shares of stock under the Incentive Plan, at a weighted-average exercise price of $14.00 per share.

         In January 1998, Acorn adopted the 1997 Nonemployee Director Stock Incentive Plan (the "Nonemployee Director Incentive Plan") for nonemployee directors of the Company. The purpose of the Nonemployee Director Incentive Plan is to enable the Company to attract and retain nonemployee directors by granting awards tied to the performance of the Common Stock. Awards to nonemployee directors may take the form of options, stock appreciation rights or sales or grants of restricted stock. The Company has reserved an aggregate of 25,000 shares of Common Stock for issuance under the Nonemployee Director Incentive Plan. Acorn has granted options to purchase an aggregate of 18,630 shares of stock under the Nonemployee Director Incentive Plan, at a weighted-average exercise price of $10.25 per share.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its incentive stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these options was $7.80 per share for the Incentive Plan and $6.71 per share for the Nonemployee Director Incentive Plan at July 31, 1998 and was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1998: (i) a risk-free interest rate of 6.35%;
(ii) no dividend yield; (iii) a volatility factor of the expected market price of the Company's Common Stock of .437; and (iv) a weighted-average expected life of each option of 7 years for the Incentive Plan and 10 years for the Director Plan. If the Company had elected to recognize compensation expense based upon the fair value of options at the grant date as prescribed by SFAS No. 123, reported net income (loss) applicable to common stock and per share amounts would have been as follows:

                                                                             FISCAL            FISCAL
                                                                              1997              1998
                                                                              ----              ----
Net income (loss) applicable to common stock (in thousands)                 $ (12,660)        $ 43
Net income (loss) applicable to common stock per share                          (6.37)         .01

         The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

         The following table summarizes the stock option activity:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                    NUMBER OF         EXERCISE
                                                                                     SHARES             PRICE
                                                                                     ------             -----
1997 STOCK INCENTIVE PLAN:

Outstanding at August 3, 1996                                                               0        $       0
Granted                                                                               329,100            14.00
Exercised                                                                                   0                0
Expired/terminated                                                                          0                0
Outstanding at August 1, 1997                                                         329,100            14.00

Granted                                                                                     0                0
Exercised                                                                                   0                0
Expired/terminated                                                                          0                0
Outstanding at July 31, 1998                                                          329,100            14.00

1997 NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN:

Outstanding at August 1, 1997                                                               0        $       0
Granted                                                                                18,630            10.25
Exercised                                                                                   0                0
Expired/terminated                                                                          0                0
Outstanding at July 31, 1998                                                           18,630            10.25



OTHER STOCK OPTIONS:

Outstanding at July 29, 1995                                                          111,342             8.49
Granted                                                                                14,460            12.10
Exercised                                                                               7,230            12.10
Expired/terminated                                                                     47,718            12.10

Outstanding at August 2, 1996                                                          70,854             6.42
Granted                                                                                     0                0
Exercised                                                                               7,230            12.10
Expired/terminated                                                                     24,582            12.10

Outstanding at August 1, 1997                                                          39,042             1.79
Granted                                                                                     0                0
Exercised                                                                                   0                0
Expired/terminated                                                                          0                0
Outstanding at July 31, 1998                                                           39,042             1.79

         During fiscal 1998, options to purchase 82,275 shares of Common Stock vested at an exercise price of $14.00 per share and 18,630 shares of Common Stock vested at an exercise price of $10.25 per share. During fiscal 1997, options to purchase 5,784 shares of Common Stock vested at an exercise price of $12.10 per share, options to purchase 5,784 shares of Common Stock vested at an exercise price of $0 per share and options to purchase 82,275 shares of Common Stock vested at an exercise price of $14.00 per share. The Company recognized compensation expense of $120,000 in fiscal 1997 related to the vesting of these options. Options to purchase 7,230 shares of Common Stock expired in fiscal 1997. Vested options to purchase 39,042 shares of Common Stock (with an exercise price of $0 and $12.10 per share relating to 33,258 and 5,784 shares, respectively) and 164,550 shares of Common Stock (with an exercise price of $14.00 per share) expire in December 2003 and June 2004, respectively.

         DIRECTOR STOCK PLAN

         In April 1997, Acorn adopted the Deferred Equity Compensation Plan for Directors (the "Director Stock Plan"). The purpose of the Director Stock Plan is to increase the proprietary interest in the Company of nonemployee members of the Board of Directors thereby increasing their incentive to contribute to the success of the Company. Only nonemployee directors are eligible to participate in the Director Stock Plan. The number of shares of Common Stock reserved for issuance pursuant to the Director Stock Plan is 73,000. In lieu of cash, nonemployee directors can elect to receive all or one-half of their fees in the form of common stock units. The number of common stock units issued is determined by dividing (i) an amount equal to the dollar amount of the fees to be received in the form of common stock units by (ii) the average of the high and low sale prices of the Common Stock on the NASDAQ National Market on the last business day preceding the date of payment. Any cash or stock dividends payable on shares of Common Stock accrue for the benefit of the directors in the form of additional common stock units. Common stock units are distributed to nonemployee directors in the form of Common Stock following the director's resignation from the Board of Directors. In addition, common stock units are distributed to directors in the form of Common Stock following the death of the director or a change in control of Acorn as defined in the Director Stock Plan. As of July 31, 1998, 12,263 common stock units had been awarded under the Director Stock Plan representing an equal number of shares of Common Stock to be issued in the future.

6.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                    AUGUST 1,         JULY 31,
                                                                                      1997              1998
                                                                                      ----              ----
                                                                                          (IN THOUSANDS)
Deferred tax assets:
     Inventory                                                                       $    681         $    785
     Accrued expenses and other                                                         3,376            2,425
     Net operating loss carryforwards                                                  12,093           13,094
     Capital loss carryforward                                                          2,585            2,585
                                                                                     --------         --------
       Total deferred tax assets                                                       18,735           18,889
Valuation allowance for deferred tax assets                                           (17,552)         (17,323)
                                                                                     --------         --------
Deferred tax assets                                                                     1,183            1,566
Deferred tax liabilities:
     Goodwill                                                                             966            1,376
     Depreciation and other                                                               217              190
                                                                                     --------         --------
     Total deferred tax liabilities                                                     1,183            1,566
                                                                                     --------         --------
       Net deferred tax assets                                                       $     --         $     --
                                                                                     --------         --------
                                                                                     --------         --------

         Based upon the Company's history of operating losses prior to fiscal 1998 and in accordance with SFAS No. 109, management has recorded a 100% valuation allowance resulting in no deferred tax assets being recognized.

         At July 31, 1998, the Company has net operating loss carryforwards of $31.4 million for income tax purposes that expire in the years 2009 through 2013 and capital loss carryforwards of $6.2 million for income tax purposes that expire in 2002 through 2003.

         The provision for income taxes is comprised of the following:

                                                                  YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                   AUGUST 2,        AUGUST 1,         JULY 31,
                                                                     1996             1997              1998
                                                                     ----             ----              ----
                                                                                 (IN THOUSANDS)
Current - Federal                                                   $   --          $     --          $   40
Current -- State                                                        --               134             190
Deferred -- State                                                      582                --              --
                                                                    ------          --------          ------
                                                                    $  582          $    134          $  230
                                                                    ------          --------          ------
                                                                    ------          --------          ------

         For financial reporting purposes, the federal tax provision represents tax due under the Alternative Minimum Tax (AMT) System as fully reserved operating loss carryforwards eliminate book taxable income. However, the Company generates a loss for federal income tax purposes for fiscal 1998. Therefore, the federal income tax provision was recorded for fiscal 1998 based on the AMT system. AMT is calculated separately from the regular U.S. federal income tax and is based on a flat rate applied to a broader tax base. The higher of the two taxes is paid. The excess of the AMT paid over regular tax can be carried forward indefinitely to reduce regular tax liabilities of future years.

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

         The following sets forth the funded status of the defined benefit plans:

                                                                    PLANS WHOSE             PLANS WHOSE
                                                                      BENEFITS                 ASSETS
                                                                   EXCEED ASSETS           EXCEED BENEFITS
                                                                   -------------           ---------------
                                                              AUGUST 1,     JULY 31,     AUGUST 1,    JULY 31,
                                                                1997          1998         1997         1998
                                                                ----          ----         ----         ----
                                                                                (IN THOUSANDS)
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation,
    (primarily vested)                                           $5,793      $6,147       $ 8,131      $ 9,021
                                                                 ------      ------       -------      -------
  Projected benefit obligation for
    service rendered to date                                     $5,793       6,147       $ 8,252      $ 9,651
  Plan assets at fair value                                       3,991       4,460         9,480       10,164
                                                                 ------      ------       -------      -------
  Projected benefit obligation less
    than (in excess) of plan assets                              (1,802)     (1,687)        1,228          513
  Unrecognized prior service cost                                   628         596           (40)         (19)
  Unrecognized net losses (gains)                                   445         607           364        1,277
  Adjustment to recognize
    minimum liability                                            (1,074)     (1,202)           --           --
                                                                 ------      ------       -------      -------
  Prepaid (accrued) pension cost
    included in the accompanying
    balance sheet                                               $(1,803)    $(1,686)       $1,552       $1,771
                                                                 ------      ------       -------      -------
                                                                 ------      ------       -------      -------

         The components of net periodic pension cost are as follows:

                                                                                   YEAR ENDED
                                                                                   ----------
                                                                   AUGUST 2,        AUGUST 1,         JULY 31,
                                                                     1996             1997              1998
                                                                     ----             ----              ----
                                                                                 (IN THOUSANDS)
Service cost                                                        $ 438             $  619          $   662
Interest on projected benefit obligation                              981              1,045            1,149
Return on plan assets                                                (411)              (858)          (1,254)
Net amortization and deferral                                        (582)              (229)              93
                                                                    -----             ------          -------
Net periodic pension cost                                           $ 426             $  577          $   650
                                                                    -----             ------          -------
                                                                    -----             ------          -------

         Significant assumptions used in 1996, 1997 and 1998 in calculating periodic pension cost are as follows:

                                                                     1996             1997              1998
                                                                     ----             ----              ----
Discount rate                                                          8%               8%                8%
Expected long-term rate of return                                      8%            8.75%             8.75%
Rate of increase in future compensation                                4%               4%                4%

         Plan assets consist primarily of guaranteed interest contracts, pooled investment debt securities and equity mutual funds.

         The Company also sponsors defined contribution 401K plans covering all employees. The Company's matching contribution varies by plan and amounted to $141,785, $242,555 and $293,273 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

8.       POST-RETIREMENT BENEFITS

         In addition to providing pension benefits, the Company sponsors an unfunded defined benefit health care plan that provides post-retirement medical and life insurance benefits to employees who had attained age 50 and 10 years of service by August 1, 1996 (July 1, 1996 with respect to employees represented by the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers only) and to current participants receiving benefits.

         Effective August 1, 1996, the Company adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," pursuant to which the cost of retiree health care benefits is accrued during the employees' active service period. The Company elected to immediately recognize the difference between the accrued benefit obligation as calculated under SFAS No. 106 and the amount recorded under the prior accounting method. The cumulative effect of this accounting change as of August 1, 1995 was to increase net income by $869,000.

         Post-Retirement benefit expense was $425,242 in fiscal 1996, $349,032 in fiscal 1997 and $35,615 in fiscal 1998. The components of expense in fiscal 1996, fiscal 1997 and fiscal 1998 follow:

                                                                   AUGUST 2,        AUGUST 1,         JULY 31,
                                                                     1996             1997              1998
                                                                     ----             ----              ----
Service cost benefits earned                                      $  80,131         $  62,254        $  17,041
Interest cost on projected benefit obligations                      345,111           286,778          196,496
Amortization of unrecognized gain                                        --                --         (177,922)
                                                                  ---------         ---------        ---------
                                                                  $ 425,242         $ 349,032        $  35,615
                                                                  ---------         ---------        ---------
                                                                  ---------         ---------        ---------

         The following table presents supplemental information related to the Company's post-retirement health care benefits:

                                                                                    AUGUST 1,         JULY 31,
                                                                                      1997              1998
                                                                                      ----              ----
Accumulated post-retirement benefit obligation:
  Retirees                                                                         $2,411,657       $1,807,450
  Active employees                                                                  1,371,907        1,094,554
                                                                                   ----------       ----------
                                                                                    3,783,564        2,902,004
Unrecognized net gain                                                                 710,967          939,637
                                                                                   ----------       ----------
Accrued post-retirement benefit cost                                               $4,494,531       $3,841,641
                                                                                   ----------       ----------
                                                                                   ----------       ----------

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

10.      COMMITMENTS AND CONTINGENCIES

         UnionTools entered into a license agreement with The Scotts Company, pursuant to which UnionTools obtained the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the Scotts-Registered Trademark- brand name. Under the agreement, UnionTools must pay certain minimum royalty amounts annually.

         Rent expense under operating leases was $2.0 million in fiscal 1996, $1.2 million in fiscal 1997 and $1.2 million in fiscal 1998.

         The minimum annual payments for leases under noncancelable operating leases and the Scotts license agreement at July 31, 1998 are as follows:

1999                                                             $1,200,000
2000                                                              1,000,000
2001                                                                800,000
2002                                                                200,000
2003                                                                100,000
Thereafter                                                          100,000

         From time to time, the Company is a party to personal injury litigation arising out of incidents involving the use of Company products purchased by consumers from retailers to whom the Company distributes. The Company generally is covered by insurance for these product liability claims.

         Hourly employees at the Company's Columbus, Ohio manufacturing facility and distribution center, Delaware, Ohio sawmill, Frankfort, New York manufacturing facility and distribution center, Portville, New York sawmill and Hebron, Ohio injection molding facility are covered by collective bargaining agreements between the Company and four unions. The collective bargaining agreements expire in May 1999, June 2001, August 1999 and March 1999, respectively. No other employees of the Company are represented by unions. The Company has not been subject to a strike or work stoppage in over 20 years and believes that its relationships with its employees and applicable unions are good. However, there can be no assurance that the Company will be successful in negotiating new labor contracts on terms satisfactory to the Company or without work stoppages or strikes. A prolonged work stoppage or strike at any of the Company's facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

11.      ACQUISITION OF BUSINESSES

         In February 1997, the Company acquired for approximately $6.3 million in cash certain assets of an injection molding company. The Company accounted for the acquisition as a purchase and the results of the injection molding division's operations are included in the accompanying financial statements beginning with the date of acquisition. The Company is amortizing a non-compete agreement over a seven year period.

         In February 1998, the Company acquired for approximately $3.1 million in cash with up to an additional $366,000 payable subject to the achievement of certain profit levels in calendar 1998, the stock of H.B. Sherman Manufacturing Company, Inc. ("Sherman"). The Company accounted for the acquisition as a purchase and the results of Sherman's operations are included in the accompanying financial statements beginning with the date of acquisition. The Company is amortizing the goodwill over a forty-year period. The purchase price allocation is subject to further adjustment based upon a final valuation of the acquired net assets.

         In June 1998, the Company acquired for approximately $6.5 million in cash certain assets of the Thompson Manufacturing Company, Inc. ("Thompson"). The final purchase price is subject to certain closing working capital adjustments which are estimated to approximate $466,000. The Company accounted for the acquisition as a purchase and the results of Thompson's operations are included in the accompanying financial statements beginning with the date of acquisition. The Company is amortizing the goodwill over a forty-year period. The purchase price allocation is subject to further adjustment based upon a final valuation of the acquired net assets.

         Pro forma results including the acquired companies since the beginning of the earliest period presented would not be materially different from actual results.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain financial data of the Company for each quarter of fiscal 1997 and fiscal 1998. The financial data for each of these quarters is unaudited but includes all adjustments, consisting of only normal recurring adjustments, that the Company believes to be necessary for a fair presentation. These operating results, however, are not necessarily indicative of results for any future period.

                                                              INCOME    INCOME (LOSS)
                                                              (LOSS)        FROM
                                                               FROM      CONTINUING      LOSS FROM
                                                            CONTINUING   OPERATIONS     DISCONTINUED     NET INCOME
                              NET SALES     GROSS PROFIT    OPERATIONS    PER SHARE      OPERATIONS        (LOSS)
                              ---------     ------------    ----------  -------------   ------------     ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
First quarter                $  19,679        $  5,172       $ (1,290)   $    (.87)         $  (985)      $  (2,275)
Second quarter                  21,018           5,383         (1,699)       (1.14)          (6,097)         (7,796)
Third quarter                   37,270          10,335          2,810         1.88           (2,493)            317
Fourth quarter                  23,044           6,139           (780)        (.23)            (345)         (1,125)
                             ---------        --------       --------                       -------       ---------
                             $ 101,011        $ 27,029       $   (959)   $    (.48)         $(9,920)      $ (10,879)
                             ---------        --------       --------                       -------       ---------
                             ---------        --------       --------                       -------       ---------
1998
First quarter                $  20,416        $  5,139       $   (324)   $    (.05)         $     -       $    (324)
Second quarter                  21,143           4,803           (275)        (.04)               -            (275)
Third quarter                   37,911           8,471          1,343          .21                -           1,343
Fourth quarter                  28,288           6,865            535          .08                -             535
                             ---------        --------       --------                       -------       ---------
                             $ 107,758        $ 25,278       $  1,279    $     .20          $     -       $   1,279
                             ---------        --------       --------                       -------       ---------
                             ---------        --------       --------                       -------       ---------

13.      SUPPLEMENTAL ADJUSTED STATEMENT OF OPERATIONS DATA

         The supplemental adjusted statement of operations data set forth below presents the pro forma effects on the Company's historical results of operations giving effect to the following transactions as if they occurred at the beginning of the period presented: (1) the Company's initial public offering and the application of the net proceeds therefrom to repay indebtedness outstanding under the Credit Facility and accrued interest thereon and to repay indebtedness outstanding under the Subordinated Notes and accrued interest thereon and (ii) the exchange of $24.0 million aggregate principal amount of Subordinated Notes for 1.7 million shares of Common Stock.

                                                                                  YEAR ENDED
                                                                                AUGUST 1, 1997
                                                                                --------------
                                                                                 (IN THOUSANDS,
                                                                             EXCEPT PER SHARE DATA)
Historical loss from continuing operations before cumulative
   effect adjustment                                                               $     (959)
The elimination of interest expense related to the repayment
   of indebtedness under the Credit Facility                                            1,439
The elimination of interest expense related to the repayment
   of indebtedness under the Subordinated Notes                                           869
The elimination of interest expense related to the conversion
   of Subordinated Notes to Common Stock                                                2,845
                                                                                   ----------
Adjusted net income from continuing operations                                     $    4,194
                                                                                   ----------
                                                                                   ----------
Adjusted net income from continuing operations, per share                          $      .71
                                                                                   ----------
                                                                                   ----------
Historical loss from discontinued operations                                       $   (9,920)
                                                                                   ----------
                                                                                   ----------
Adjusted loss from discontinued operations                                         $   (9,920)
                                                                                   ----------
                                                                                   ----------
Adjusted loss from discontinued operations per share                               $    (1.60)
                                                                                   ----------
                                                                                   ----------
Adjusted weighted average number of shares outstanding                              5,947,882


14.   SUBSEQUENT EVENT

         On October 16, 1998, Huffy Corporation, True Temper Hardware Company ("True Temper") and Huffco Company (the "Huffy Parties") filed a complaint against the Company in the Court of Common Pleas for Montgomery County, Ohio alleging breach of contract, unfair competition, misappropriation of trade secrets and fraud in connection with discussions between the Company and the Huffy Parties regarding a possible merger of the Company and True Temper. As of October 29, 1998, the Company has not been served with the complaint. The Huffy Parties requested the following relief in the complaint: (i) an order requiring the Company to merge with True Temper; (ii) an order enjoining the Company from combining its business operations with any entity that is a competitor of True Temper; (iii) an order enjoining the Company to return all proprietary information relating to True Temper; (iv) alleged compensatory damages of $138 million and unspecified punitive damages and (v) attorney's fees. Management believes that the claims of the Huffy Parties set forth in the complaint are without merit and, if the complaint is served, the Company intends to contest the claims vigorously. Accordingly, management believes that should the Company be served with the complaint, such litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                UNIONTOOLS, INC.
                                 AUGUST 1, 1997

                                                                       ADDITIONS
                                              BALANCE AT     CHARGED TO         CHARGED                   BALANCE
                                               BEGINNING      COSTS AND        TO OTHER    DEDUCTIONS     AT END
     DESCRIPTION                               OF PERIOD      EXPENSES         ACCOUNTS     DESCRIBE     OF PERIOD
     -----------                               ---------      --------         --------     --------     ---------
Fiscal Year Ended July 31,1998:
Deducted from asset accounts:
Allowance for doubtful accounts               $ 175,391      $  83,987         $     0    $       0    $ 259,378
Reserved for sales discounts and
  allowances                                    537,949         96,452               0            0      634,401
                                              ---------       --------         -------    ---------    ---------
  Total                                       $ 713,340      $ 180,439         $     0    $       0    $ 893,779

Fiscal Year Ended August 1, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts               $ 140,000      $ 100,782         $ 4,000    $  69,391    $ 175,391
Reserved for sales discounts and
  allowances                                    416,673        121,276               0            0      537,949
                                              ---------      ---------         -------    ---------    ---------
  Total                                       $ 556,673      $ 222,058         $ 4,000    $  69,391    $ 713,340

Fiscal Year Ended August 2, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts               $ 175,000      $       0         $     0    $  35,000    $ 140,000
Reserved for sales, discounts and
  allowances                                    470,205        105,468                      159,000      416,673
                                              ---------      ---------         -------    ---------    ---------
  Total                                       $ 645,205      $ 105,468         $     0    $ 194,000    $ 556,673


                              ACORN PRODUCTS, INC.
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                  AUGUST 1,                 JULY 31,
                                                                   1997                      1998
                                                                   ----                      ----
                                                                           (IN THOUSANDS)
ASSETS

Cash                                                            $     466                  $     76
Accounts receivable                                                   252                       265
Prepaids and other                                                  1,658                     1,021
                                                                ---------                  --------
Total current assets                                                2,376                     1,362
Property, plant and equipment, net.                                    --                        --
Goodwill                                                            6,629                     6,446
Other assets (principally investment in and amounts due
  from wholly-owned subsidiaries)                                  56,309                    58,196
                                                                ---------                  --------
     Total assets                                               $  65,314                  $ 66,004
                                                                ---------                  --------
                                                                ---------                  --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                           $   1,688                  $  1,292
Income taxes payable                                                  142                       101
Other current liabilities                                             260                       260
                                                                ---------                  --------
Total current liabilities                                           2,090                     1,653
                                                                ---------                  --------
Total liabilities                                                   2,090                     1,653
                                                                ---------                  --------
Stockholders' equity
  Common stock                                                     78,391                    78,391
  Contributed capital - stock options                                 460                       460
  Minimum pension liability                                          (133)                     (285)
  Retained earnings (deficit)                                     (15,494)                  (14,215)
                                                                ---------                  --------
    Total stockholders' equity                                     63,224                    64,351
                                                                ---------                  --------
     Total liabilities and stockholders' equity                 $  65,314                  $ 66,004
                                                                ---------                  --------
                                                                ---------                  --------

                              ACORN PRODUCTS, INC.
       SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONTINUED
                                (PARENT COMPANY)

                        CONDENSED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED
                                                          AUGUST 2,             AUGUST 1,             JULY 31,
                                                            1996                  1997                  1998
                                                            ----                  ----                  ----
                                                                             (IN THOUSANDS)
Selling and administrative expenses                     $  1,828              $    1,785               $ 2,625
Interest expense                                           1,659                   4,539                    83
Amortization of goodwill                                     471                     183                   183
Other (income) expense                                     1,014                     739                   (54)
                                                        --------              ----------               -------
Loss before equity in earnings of subsidiaries            (4,972)                 (7,246)               (2,837)
Equity in earnings (loss) of wholly-owned subsidiaries    (2,307)                 (3,633)                4,346
Income taxes (expense)                                        --                      --                  (230)
                                                        --------              ----------               -------
Net income (loss)                                       $ (7,279)               $(10,879)              $ 1,279
                                                        --------              ----------               -------
                                                        --------              ----------               -------

                              ACORN PRODUCTS, INC.
      SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                                (PARENT COMPANY)

                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED
                                                          AUGUST 2,             AUGUST 1,             JULY 31,
                                                            1996                  1997                  1998
                                                            ----                  ----                  ----
                                                                             (IN THOUSANDS)
Net cash from operating activities                      $  5,661               $ (11,405)             $   (390)
                                                        --------               ---------              --------
INVESTING ACTIVITIES:
  Property and equipment                                       7                      --                    --
FINANCING ACTIVITIES:
Net activity on revolving loan                            (6,713)                (12,537)                   --
Redemption of subordinated debt                               --                 (31,354)                   --
Issuance of common stock                                      87                  64,105                    --
Retirement of preferred stock                                 --                  (8,596)                   --
                                                        --------               ---------              --------
                                                          (6,626)                 11,618                    --
                                                        --------               ---------              --------
Increase (decrease) in cash                             $   (958)              $     213              $   (390)
                                                        --------               ---------              --------
                                                        --------               ---------              --------

                               ACORN PRODUCTS, INC
      SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                                (PARENT COMPANY)

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

2.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         The Company is a guarantor of the Credit Facility of UnionTools, a wholly-owned subsidiary. Cash utilized by the Company is provided through intercompany borrowings and is subject to certain restrictions. See Note 4 to the Consolidated Financial Statements.