Form 10-Q
period 1998-10-30
ACORN PRODUCTS INC
filed 1998-12-08
CIK 1036713

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1998

                                      OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,464,105 shares of Common Stock, $.001 par value, were outstanding at December 4, 1998.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                               TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                  Consolidated Balance Sheets                                     3
                      July 31, 1998 and October 30, 1998

                  Consolidated Statements of Operations For the Three Months      4
                      Ended October 31, 1997 and October 30, 1998

                  Consolidated Statements of Cash Flows For the Three Months      5
                      Ended October 31, 1997 and October 30, 1998

                  Interim Notes to Consolidated Financial Statements              6

     Item 2.  Management's Discussion and Analysis of Financial                  7-9
                  Condition and Results of Operations.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                              10

         Signatures                                                              11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JULY 31,     OCTOBER 30,
                                                                                       1998          1998
                                                                                     --------     -----------
                                                                                                  (Unaudited)
ASSETS
Current assets:
  Cash..........................................................................     $  1,240      $    819
  Accounts receivable, less allowance for
    doubtful accounts ($894 and $761, respectively).............................       24,553        19,072
  Inventories...................................................................       30,123        34,084
  Prepaids and other current assets.............................................        2,948         2,887
                                                                                     --------      --------
    Total current assets........................................................       58,864        56,862
  Property, plant and equipment, net of accumulated depreciation................       16,205        16,190
  Goodwill, net of accumulated amortization.....................................       35,271        35,632
  Other intangible assets.......................................................        2,293         2,199
                                                                                     --------      --------
    Total assets................................................................     $112,633      $110,883
                                                                                     --------      --------
                                                                                     --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility.....................................................     $ 16,308      $ 14,963
  Accounts payable..............................................................        7,010         7,764
  Accrued expenses..............................................................        4,456         4,340
  Other current liabilities.....................................................          445           185
                                                                                     --------      --------
  Total current liabilities.....................................................       28,219        27,252
Long-term debt..................................................................       16,009        16,009
Other long-term liabilities.....................................................        4,054         3,945
                                                                                     --------      --------
  Total liabilities.............................................................       48,282        47,206
Stockholders' equity:
  Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued and outstanding
    at July 31, 1998 and October 30, 1998, respectively.........................       78,391        78,391
Contributed capital-stock options...............................................          460           460
Minimum pension liability.......................................................         (285)         (285)
Retained earnings (deficit).....................................................      (14,215)      (14,889)
                                                                                     --------      --------
  Total stockholders' equity....................................................       64,351        63,677
                                                                                     --------      --------
  Total liabilities and stockholders' equity....................................     $112,633      $110,883
                                                                                     --------      --------
                                                                                     --------      --------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE QUARTER ENDED
                                                                   ----------------------------
                                                                    OCTOBER 31,     OCTOBER 30,
                                                                       1997             1998
                                                                   -------------    -----------
                                                                     (Unaudited)    (Unaudited)
Net sales................................................          $   20,416       $   22,172
Cost of goods sold.......................................              15,277           16,814
                                                                   ----------       ----------
Gross profit.............................................               5,139            5,358

Selling, general and administrative expenses.............               4,819            4,948
Interest expense.........................................                 519              672
Amortization of intangibles..............................                 218              261
Other expenses, net......................................                  41              112
                                                                   ----------       ----------
Income (loss) before income taxes........................                (458)            (635)
Income taxes (benefit) ..................................                (134)            (127)
                                                                   ----------       ----------
Income (loss) from continuing operations ................                (324)            (508)
Loss from discontinued operations, net of tax                               -             (166)
                                                                   ----------       ----------
Net income (loss) .......................................          $     (324)      $     (674)
                                                                   ----------       ----------
                                                                   ----------       ----------
PER SHARE DATA (BASIC AND DILUTED):
Income (loss) from continuing operations ................          $    (0.05)      $    (0.08)
Loss from discontinued operations........................          $        -       $    (0.02)
                                                                   ----------       ----------
Net income (loss)........................................          $    (0.05)      $    (0.10)
                                                                   ----------       ----------
                                                                   ----------       ----------
Weighted average shares outstanding......................           6,464,105        6,464,105
                                                                   ----------       ----------
                                                                   ----------       ----------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE THREE MONTHS ENDED
                                                                ------------------------------
                                                                  OCTOBER 31,      OCTOBER 30,
                                                                     1997            1998
                                                                -------------     ------------
                                                                 (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................         $  (324)      $  (674)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) continuing operations:
  Loss from discontinued operations.........................               -           166
  Depreciation and amortization.............................             894         1,025
  Changes in operating assets and liabilities:
    Accounts receivable.....................................           1,056         5,481
    Inventories.............................................          (1,876)       (3,961)
    Other assets............................................             772           155
    Accounts payable and accrued expenses...................           1,073           722
    Income taxes payable....................................            (334)         (250)
    Other liabilities.......................................             (73)         (369)
                                                                     -------       -------
Net cash provided by (used in) continuing operations........           1,188         2,295
Net cash provided by (used in) discontinued operations......             (49)            0
                                                                     -------       -------
Net cash provided by (used in) operating activities.........           1,139         2,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets from acquisitions................................               -          (622)
Purchases of property, plant and equipment, net.............          (1,281)         (749)
                                                                     -------       -------
Net cash provided by (used in) investing activities.........          (1,281)       (1,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition line draws......................................               -             -
Net activity on revolving loan..............................              (8)       (1,345)
                                                                     -------       -------
Net cash provided by (used in) financing activities.........              (8)       (1,345)
                                                                     -------       -------
Net increase (decrease) in cash.............................            (150)         (421)
Cash at beginning of period.................................           1,509         1,240
                                                                     -------       -------
Cash at end of period.......................................         $ 1,359       $   819
                                                                     -------       -------
                                                                     -------       -------
Interest paid...............................................         $   362       $   768
                                                                     -------       -------
                                                                     -------       -------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of October 30, 1998. All such adjustments are of a normal recurring nature.

     2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                   JULY 31,       OCTOBER 30,
                                                    1998            1998
                                                  ---------      ------------
                                                       (In thousands)
Finished goods............................        $16,270          $18,657

Work in process...........................          5,709            7,267

Raw materials and supplies................          9,212            9,218
                                                  -------          -------
                                                   31,191           35,142

Valuation reserves........................         (1,068)          (1,058)
                                                  -------          -------
Total inventories.........................        $30,123          $34,084
                                                  -------          -------
                                                  -------          -------

     3. In November 1998, the Company received notification of an assessment of approximately $200,000 in state taxes and interest related to the sale in August 1997 of substantially all of the assets of its McGuire-Nicholas Company, Inc. subsidiary. The Company is contesting the amount of the assessment. The Company has recorded the contingent liability associated with the assessment, net of the affect of taxes, as a loss from discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Non-Lawn and Garden Business Operations."

     4. In June 1997, the Financial Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires adoption for fiscal years beginning after December 15, 1997. Therefore, the Company was required to adopt SFAS 130 effective August 1, 1998. The total comprehensive loss for the three months ended October 30, 1998 was ($674).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

     Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended July 31, 1998, as well as in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29,1998 and as the same may be amended from time to time.

THREE MONTHS ENDED OCTOBER 30, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

     NET SALES. Net sales increased 8.8%, or $1.8 million, to $22.2 million in the first quarter of fiscal 1999 compared to $20.4 million in the first quarter of fiscal 1998. The increase in net sales reflected sales by the Company's watering products division, as well as increased net sales by the Company's injection molding division.

     GROSS PROFIT. Gross profit increased 5.9%, or $0.3 million, to $5.4 million in the first quarter of fiscal 1999 compared to $5.1 million in the comparable period of fiscal 1998. Gross margin decreased to 24.2% in the first quarter of fiscal 1999 from 25.2% in the first quarter of fiscal 1998. The decrease in gross margin primarily was due to competitive pricing pressures with respect to sales of long handled tools, as well as inclusion of the Company's watering products division, which realizes lower off-season overhead absorption rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 4.2%, or $0.2 million, to $5.0 million in the first quarter of fiscal 1999 from $4.8 million in the first quarter of fiscal 1998. As a percentage of net sales, selling general and administrative expenses decreased to 22.3% in the first quarter of fiscal 1999 from 23.6% in the first quarter of fiscal 1998. The increase in selling, general and administrative expenses resulted primarily from the addition of the Company's watering products division, partially offset by a decrease in selling, general and administrative expenses related to the Company's core business and corporate operations.

     OTHER EXPENSES, NET. Other expenses, net, increased to $112,000 in the first quarter of fiscal 1999 from $41,000 in the first quarter of fiscal 1998. Other expense, net, in the first quarter of fiscal 1999 related primarily to amortization of financing fees.

     LOSS BEFORE INCOME TAXES. Loss before income taxes increased to $635,000 in the first quarter of fiscal 1999 from $458,000 in the first quarter of fiscal 1998. In addition to the factors described above, the increase in loss before income taxes resulted primarily from increased interest and amortization expenses related to the acquisition of the Company's watering products division.

     NET LOSS. The Company recognized a tax benefit of $127,000 in the first quarter of fiscal 1999 compared to a tax benefit of $134,000 in fiscal 1998 bringing the loss from continuing operations to $508,000 in the first quarter of fiscal 1999 compared to a loss of $324,000 in the first quarter of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     There have been no significant changes in the Company's liquidity and capital resources as of October 30, 1998 from those discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

LEGAL PROCEEDINGS

     On November 23, 1998, Huffy Corporation, True Temper Hardware Company and Huffco Company (collectively the "Huffy Parties") dismissed without prejudice a complaint filed by the Huffy Parties against the Company in the Court of Common Please for Montgomery County, Ohio alleging breach of contract, unfair competition, misappropriation of trade secrets and fraud in connection with discussions between the Company and the Huffy parties regarding a possible merger of the Company and True Temper Hardware Company.

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

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

     STATE OF READINESS. The Company has reviewed its Year 2000 issues in regard to both its information-technology and its non-information-technology. The Company's operating system software as well as some of the Company's older software applications were written using two digits rather than four to define the applicable year. As a result, those software applications have time-sensitive software that recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has determined that it will have to modify or replace portions of its software applications and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company expects that its information-technology will be Year 2000-ready by June 1, 1999, which is prior to any anticipated impact on its operating systems. The Company does not believe that there any material Year 2000 issues with regard to its non-information-technology.

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

                            ESTIMATED CONVERSION COST

                                              Expense         Capital
                                             --------        --------
           Hardware                                --        $200,000
           Project Management                $125,000          75,000
           Software and Custom Coding         165,000              --
                                             --------        --------
                                             $290,000        $275,000
                                             --------        --------
                                             --------        --------

     RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company does not believe that any Year 2000 issues will impact its manufacturing. However, it is possible that Year 2000 issues may have an impact on the administration of the Company. The Company believes that its greatest Year 2000 risk is the risk that its customers and suppliers are not Year 2000-ready. Failure by the Company, or its customers or suppliers to adequately address the Year 2000 issues in a timely manner could have a material impact on the conduct of the business, the results of operations and the financial condition of the Company. Accordingly, the Company plans to address all Year 2000 issues before problems materialize. The Company believes that the associated costs are adequately budgeted for in its fiscal 1999 business plans. However, should efforts on the part of the Company, its customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue to the Company.

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

         None.

ITEM 5.  OTHER MATTERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  EXHIBIT                              EXHIBIT
                  NUMBER                              DESCRIPTION
                    10.1       Third Amendment to Amended and Restated Credit
                               Agreement, October 29, 1998, between UnionTools,
                               Inc. and Heller Financial, Inc., in its capacity
                               as Agent for the Lenders party to the Amended and
                               Restated Credit Agreement.

                    27         Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K.

                  (1) Form 8-K/A No. 1 (Item 5) filed October 29, 1998 to update the disclosure provided in the Form 8-K filed on September 18, 1997 reporting the cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACORN PRODUCTS, INC.


Date:  December 8, 1998     By:   /s/ Gabe Mihaly
                                  -------------------------------------------
                                  Gabe Mihaly, President and Chief Executive
                                  Officer (Principal Executive Officer)

Date:  December 8, 1998     By:   /s/ Stephen M. Kasprisin
                                  -------------------------------------------
                                  Stephen M. Kasprisin, Vice President and
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

      EXHIBIT                                EXHIBIT
      NUMBER                               DESCRIPTION
       10.1     Third Amendment to Amended and Restated Credit Agreement,
                October 29, 1998, between UnionTools, Inc. and Heller Financial,
                Inc., in its capacity as Agent for the Lenders party to the
                Amended and Restated Credit Agreement.

        27      Financial Data Schedule.