Form 10-Q
period 1999-01-29
ACORN PRODUCTS INC
filed 1999-03-15
CIK 1036713

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 1999
                                          OR
[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,364,105 shares of Common Stock, $.001 par value, were outstanding at March 10, 1999.

                                      FORM 10-Q

                                 ACORN PRODUCTS, INC.

                                  TABLE OF CONTENTS
                                                                      PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

                    Consolidated Balance Sheets                            3
                         July 31, 1998 and January 29, 1999

                    Consolidated Statements of Operations For the          4
                         Three Months and Six Months Ended
                         January 30, 1998 and January 29, 1999

                    Consolidated Statements of Cash Flows For the          5
                         Six Months Ended January 30, 1998 and
                         January 29, 1999

                    Interim Notes to Consolidated Financial Statements     6

     Item 2.   Management's Discussion and Analysis of Financial          7-10
                    Condition and Results of Operations.

PART II.  OTHER INFORMATION

     Item 5.   Other Matters.                                              11

     Item 6.   Exhibits and Reports on Form 8-K.                           11

     Signatures                                                            12

                            PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            JULY 31,                  JANUARY 29,
                                                                                             1998                        1999
                                                                                    -------------------        -------------------
                                                                                                                     (Unaudited)
ASSETS
Current assets:
 Cash...........................................................................           $   1,240                  $     898
 Accounts receivable, less allowance for
  doubtful accounts ($894 and $874, respectively)...............................              24,553                     20,477
 Inventories....................................................................              30,123                     38,388
 Prepaids and other current assets..............................................               2,948                      2,784
                                                                                           ---------                  ---------
  Total current assets..........................................................              58,864                     62,547
 Property, plant and equipment, net of accumulated
  depreciation..................................................................              16,205                     16,583
 Goodwill, net of accumulated amortization......................................              35,271                     35,468
 Other intangible assets........................................................               2,293                      2,057
                                                                                           ---------                  ---------
  Total assets..................................................................           $ 112,633                  $ 116,655
                                                                                           ---------                  ---------
                                                                                           ---------                  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility......................................................           $  16,308                  $  20,623
 Accounts payable...............................................................               7,010                      9,399
 Accrued expenses...............................................................               4,413                      5,195
 Income taxes payable...........................................................                  43                      (626)
 Other current liabilities......................................................                 445                        231
                                                                                           ---------                  ---------
  Total current liabilities.....................................................              28,219                     34,822
 Long-term debt.................................................................              16,009                     16,009
 Other long-term liabilities....................................................               4,054                      3,637
                                                                                           ---------                  ---------
  Total liabilities.............................................................              48,282                     54,468
Stockholders' equity:
  Common stock, par value of $.001 per share,
    20,000,000 shares authorized, 6,464,105 shares
    issued and outstanding at July 31, 1998 and
    January 29, 1999, respectively..............................................              78,391                     78,391
Contributed capital-stock options...............................................                 460                        460
Minimum pension liability.......................................................               (285)                      (285)
Retained earnings (deficit).....................................................            (14,215)                   (16,379)
                                                                                           ---------                  ---------
  Total stockholders' equity....................................................              64,351                     62,187
                                                                                           ---------                  ---------
  Total liabilities and stockholders' equity....................................           $ 112,633                  $ 116,655
                                                                                           ---------                  ---------
                                                                                           ---------                  ---------



                               See accompanying notes.

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        FOR THE QUARTER ENDED                  For the Six Months Ended
                                              ---------------------------------------    ------------------------------------
                                                 JANUARY 30,           JANUARY 29,          JANUARY 30,         JANUARY 29,
                                                    1998                  1999                 1998                1999
                                              ------------------    -----------------    ----------------   -----------------
                                                               (Unaudited)                             (Unaudited)
Net sales....................................   $         21,143     $         22,449      $       41,559    $         44,621
Cost of goods sold...........................             16,340               16,965              31,617              33,779
                                              ------------------    -----------------    ----------------   -----------------
Gross profit.................................              4,803                5,484               9,942              10,842
Selling, general and administrative
  expenses...................................              4,411                4,981               9,230               9,791
Interest expense.............................                522                  801               1,041               1,473
Amortization of intangibles..................                219                  262                 437                 523
Other expenses, net:
  Watering products consolidation............                 --                  355                  --                 355
  Strategic transactions.....................                 --                  856                  --                 994
  Miscellaneous..............................                 38                   92                  79                 204
                                              ------------------    -----------------    ----------------   -----------------

Income (loss) from continuing
  operations before income taxes.............              (387)              (1,863)               (845)             (2,498)
Income taxes (benefit).......................              (112)                (373)               (246)               (500)
                                              ------------------    -----------------    ----------------   -----------------
Income (loss) from continuing
  operations.................................              (275)              (1,490)               (599)             (1,998)
Loss from discontinued operations,
  net of tax.................................                --                   --                  --               (166)
                                              ------------------    -----------------    ----------------   -----------------

Net income (loss)............................  $           (275)      $       (1,490)     $         (599)    $        (2,164)
                                              ------------------    -----------------    ----------------   -----------------
                                              ------------------    -----------------    ----------------   -----------------

PER SHARE DATA (BASIC AND DILUTED):
Income (loss) from continuing operations       $          (0.04)    $          (0.23)     $        (0.09)   $          (0.31)
Loss from discontinued operations............                --                   --                  --              (0.02)
                                              ------------------    -----------------    ----------------   -----------------
Net income (loss) ...........................  $          (0.04)    $          (0.23)     $        (0.09)   $          (0.33)
                                              ------------------    -----------------    ----------------   -----------------
                                              ------------------    -----------------    ----------------   -----------------

Weighted average shares
  outstanding................................          6,464,105            6,464,105           6,464,105           6,464,105
                                              ------------------    -----------------    ----------------   -----------------
                                              ------------------    -----------------    ----------------   -----------------


                               See accompanying notes.

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                ----------------------------------------
                                                                                     JANUARY 30,          JANUARY 29,
                                                                                        1998                 1999
                                                                                -------------------   ------------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................     $             (599)           $  (2,164)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) continuing operations:
  Depreciation and amortization............................................                   1,849                2,048
  Changes in operating assets and liabilities:
    Accounts receivable....................................................                 (1,185)                4,076
    Inventories............................................................                 (5,745)              (8,265)
    Other assets...........................................................                   1,195                  400
    Accounts payable and accrued expenses..................................                   2,288                3,171
    Income taxes payable...................................................                   (508)                (669)
    Other liabilities......................................................                   (116)                (465)
                                                                                -------------------   ------------------
Net cash provided by (used in) continuing operations.......................                 (2,821)              (1,868)
Net cash provided by (used in) discontinued operations.....................                   (469)                (166)
                                                                                -------------------   ------------------
Net cash provided by (used in) operating activities........................                 (3,290)              (2,034)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional cost of net assets acquired in acquisitions.....................                      --                (720)
Purchases of property, plant and equipment, net............................                 (2,119)              (1,903)
                                                                                -------------------   ------------------
Net cash provided by (used in) investing activities........................                 (2,119)              (2,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving loan.............................................                   4,478                4,315
                                                                                -------------------   ------------------
Net cash provided by (used in) financing activities........................                   4,478                4,315
                                                                                -------------------   ------------------
Net increase (decrease) in cash............................................                   (931)                (342)
Cash at beginning at period................................................                   1,509                1,240
                                                                                -------------------   ------------------
Cash at end of period......................................................     $               578  $               898
                                                                                -------------------   ------------------
                                                                                -------------------   ------------------
Interest paid..............................................................     $               834  $             1,469
                                                                                -------------------   ------------------
                                                                                -------------------   ------------------




                               See accompanying notes.

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                  INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments that in the opinion of management are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of January 29, 1999. All such adjustments are of a normal recurring nature.

     2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                         JULY 31,          JANUARY 29,
                                           1998               1999
                                      --------------   ---------------
                                              (In thousands)
Finished goods.....................   $       16,270    $       21,030
Work in process....................            5,709             7,229
Raw materials and supplies.........            9,212            11,163
                                      --------------   ---------------
                                              31,191            39,422
Valuation reserves.................          (1,068)           (1,034)
                                      --------------   ---------------
Total inventories..................   $       30,123    $       38,388
                                      --------------   ---------------
                                      --------------   ---------------


     3. In November 1998, the Company received notification of an assessment of approximately $200,000 in state taxes and interest related to the sale in August 1997 of substantially all of the assets of its McGuire-Nicholas Company, Inc. subsidiary. The Company is contesting the amount of the assessment. The Company has recorded the contingent liability associated with the assessment, net of the effect of taxes, as a loss from discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Non-Lawn and Garden Business Operations."

     4. In June 1997, the Financial Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires adoption for fiscal years beginning after December 15, 1997. Therefore, the Company was required to adopt SFAS 130 effective August 1, 1998. The total comprehensive loss for the quarter and the six months ended January 29, 1999 was $599 and $2,164 respectively.

     5. In January 1999 the Company incurred expenses of $355 in consolidating its watering products division into a single facility.

     6. The Company incurred expenses for legal, accounting, consulting and other expenses related to certain strategic transactions in the amount of $856 in the second quarter of fiscal 1999 and $994 for the six months ended January 29, 1999.

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

THREE MONTHS ENDED JANUARY 29, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 30, 1998

     NET SALES. Net sales increased 6.2%, or $1.3 million, to $22.4 million in the second quarter of fiscal 1999 compared to $21.1 million in the second quarter of fiscal 1998. The increase in net sales reflected the addition of the Company's watering products division and increased net sales by the Company's injection molding division, partially offset by a decrease in reported wheelbarrow sales. Although the Company's overall wheelbarrow sales increased in the period, most of those sales were attributable to the Company's wheelbarrow joint venture. Only the Company's portion of the profit or loss from the wheelbarrow joint venture is included in the Company's financial statements.

     GROSS PROFIT. Gross profit increased 14.2%, or $0.7 million, to $5.5 million in the second quarter of fiscal 1999 compared to $4.8 million in the comparable period of fiscal 1998. Gross margin increased to 24.4% in the second quarter of fiscal 1999 from 22.7% in the second quarter of fiscal 1998. The increase in gross margin primarily was due to realization of benefits from the Company's cost reduction programs as well as greater overhead absorption rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 12.9%, or $570,000, to $5.0 million in the second quarter of fiscal 1999 from $4.4 million in the second quarter of fiscal 1998. As a percentage of net sales, selling general and administrative expenses increased to 22.2% in the second quarter of fiscal 1999 from 20.9% in the second quarter of fiscal 1998. The increase in selling, general and administrative expenses resulted primarily from increased customer program costs, as well as the addition of the company's watering products division.

     OTHER EXPENSES, NET. Other expenses, net, increased to $1.3 million in the second quarter of fiscal 1999 from $38,000 in the second quarter of fiscal 1998. Approximately $856,000 of other expense, net, in the second quarter of fiscal 1999 related to accounting, legal, consulting and other expenses incurred in connection with the exploration of strategic transactions. In addition, the Company incurred expenses of approximately $355,000 in the second quarter of fiscal 1999 related to the consolidation of the manufacturing operations of the Company's watering products division. The Company also incurred other expenses, net, of approximately $92,000 in the second quarter of fiscal 1999 primarily related to the amortization of bank financing fees.

     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Loss from continuing operations before income taxes increased to $1.9 million in the second quarter of fiscal 1999 from $387,000 in the second quarter of fiscal 1998. The increase in loss from continuing operations before income taxes resulted primarily from the strategic transaction and watering products consolidation expenses described above.

     NET LOSS. The Company recognized a tax benefit of $373,000 in the second quarter of fiscal 1999 compared to a tax benefit of $112,000 in the second quarter of fiscal 1998, bringing the loss from continuing operations to $1.5 million in the second quarter of fiscal 1999 compared to a loss of $275,000 in the second quarter of fiscal 1998.

SIX MONTHS ENDED JANUARY 29, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 30, 1998

     NET SALES. Net sales increased 7.4%, or $3.0 million to $44.6 million in the first six months of fiscal 1999 compared to $41.6 million in the first six months of fiscal 1998. The increase in net sales reflected the addition of the Company's watering products division and increased net sales by the Company's injection molding division.

     GROSS PROFIT. Gross profit increased 9.1%, or $900,000, in the first six months of fiscal 1999 to $10.8 million from $9.9 million in the first six months of fiscal 1998. Gross margin increased to 24.3% in the first six months of fiscal 1999 from 23.9% in the comparable period of fiscal 1998. The increase in gross margin primarily was due to realization of benefits from the Company's cost reduction program, as well as greater overhead absorption rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 6.1%, or $561,000, to $9.8 million in the first six months of fiscal 1999 compared to $9.2 million in the first six months of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 21.9% in the first six months of fiscal 1999 compared to 22.2% in the first six months of fiscal 1998. The increase in selling, general and administrative expenses resulted primarily from the addition of the Company's watering products division.

     OTHER EXPENSES, NET. Other expenses, net increased to $1.6 million in the first six months of fiscal 1999 from $79,000 in the first six months of fiscal 1998. Approximately $994,000 of other expenses, net in the first six months of 1999 related to accounting, legal, consulting and other related expenses incurred in connection with the exploration of strategic transactions. In addition, the Company incurred expenses of approximately $355,000 in the first six months of fiscal 1999 related to the consolidation of the manufacturing operations of the Company's watering products division. The Company also incurred other expenses, net of approximately $204,000 in the first six months of fiscal 1999 primarily related to the amortization of bank financing fees.

     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Loss from continuing operations before income taxes increased to $2.5 million in the first six months of fiscal 1999 from $845,000 in the comparable period of fiscal 1998. The increase in loss from continuing operations before income taxes resulted primarily from the strategic transaction and watering products consolidation expenses described above.

     LOSS FROM CONTINUING OPERATIONS. The Company recognized a tax benefit of $500,000 in the first six months of fiscal 1999 compared to a tax benefit of $246,000 in the comparable period of fiscal 1998, bringing the loss from continuing operations to $2.0 million in the first six months of fiscal 1999 compared to a loss of $599,000 in the first six months of fiscal 1998.

     NET LOSS. The Company incurred a loss from discontinued operations, net of tax, of $166,000 in the first six months of fiscal 1999, bringing the net loss to $2.2 million for the period compared to a loss of $599,000 for the first six months of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered into an amendment to its Credit Facility on February 26, 1999. This amendment provided for modifications to certain financial and reporting covenants as well as other modifications to the agreement including a $10.0 million increase in the revolving portion of the Credit Facility. This increase will be available annually from January 1 to June 30 of each fiscal year.

     On March 3, 1999, the Company's Board of Directors authorized a stock repurchase program to permit the acquisition of up to $2.5 million of the Company's common stock during the next 12 months. The purchases may be made from time to time on the open market or in privately negotiated transactions, depending upon market conditions.

     There have been no other significant changes in the Company's liquidity and capital resources as of January 29, 1999 from those discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

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

CONSOLIDATION OF MANUFACTURING FACILITIES

     On March 3, 1999, the Company announced that it will close its Columbus, Ohio manufacturing facility and consolidate the operations into its primary manufacturing facility in Frankfort, New York. The Company will continue to operate the Columbus facility, which has about 110 manufacturing positions, through August 1999. The Company plans to add 110 new employees at the Frankfort plant. The net consolidation costs are expected to be under $3 million, while savings will be over $1 million annually. The Company expects to incur the costs of the consolidation over the next nine months.

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


                              ESTIMATED CONVERSION COST

                                         EXPENSE             CAPITAL
                                         -------             -------
          Hardware                            --            $200,000
          Project Management            $125,000              75,000
          Software and Custom Coding     165,000                  --
                                        --------            --------
                                        $290,000            $275,000
                                        --------            --------
                                        --------            --------


     RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company does not believe that any Year 2000 issues will impact its manufacturing. The Company believes that its greatest Year 2000 risk is the risk that its customers and suppliers are not Year 2000-ready. Failure by the Company, or its customers or suppliers to adequately address the Year 2000 issues in a timely manner could have a material impact on the conduct of the business, the results of operations and the financial condition of the Company. Accordingly, the Company plans to address all Year 2000 issues before problems materialize. The Company believes that the associated costs are adequately budgeted for in its fiscal 1999 business plans. However, should efforts on the part of the Company, its customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a material loss of revenue to the Company.

     THE COMPANY'S CONTINGENCY PLANS. The Company will produce contingency plans on a case by case basis as required as it completes its Year 2000 efforts. At the present time, as no material risks have been identified, no contingency plans have been formed.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5.   OTHER MATTERS.

          If any stockholder of the Company wishes to submit a proposal to be included in this year's Proxy Statement and acted upon at the Company's 1999 Annual Meeting of Stockholders which will be held on June 15, 1999, the proposal must be received by the Secretary of the Company at the principal executive offices of the Company, 500 Dublin Avenue, Columbus, Ohio 43215 prior to the close of business on March 31, 1999. Any stockholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Stockholders will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after March 31, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

         EXHIBIT                       EXHIBIT
         NUMBER                      DESCRIPTION

          10.1 Fourth Amendment to Amended and Restated Credit Agreement, February 26, 1999, between UnionTools, Inc. and Heller Financial, Inc., in its capacity as Agent for the Lenders party to the Amended and Restated Credit Agreement.

           27       Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K.

          None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACORN PRODUCTS, INC.


Date:  March 12, 1999              By:   /S/ GABE MIHALY
                                      ----------------------------------------
                                        Gabe Mihaly, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)

Date:  March 12, 1999              By:  /S/ STEPHEN M. KASPRISIN
                                      ----------------------------------------
                                        Stephen M. Kasprisin, Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                        ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                      FORM 10-Q
                                    EXHIBIT INDEX



         EXHIBIT                       EXHIBIT
         NUMBER                      DESCRIPTION

          10.1 Fourth Amendment to Amended and Restated Credit Agreement, February 26, 1999, between UnionTools, Inc. and Heller Financial, Inc., in its capacity as Agent for the Lenders party to the Amended and Restated Credit Agreement.

           27       Financial Data Schedule.