Form 10-Q
period 1999-04-30
ACORN PRODUCTS INC
filed 1999-06-14
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                       OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO_____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,021,705 shares of Common Stock, $.001 par value, were outstanding at June 8, 1999.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                  Consolidated Balance Sheets                                        3
                     July 31, 1998 and April 30, 1999

                  Consolidated Statements of Operations For the Three Months         4
                     and Nine Months Ended May 1, 1998 and April 30, 1999

                  Consolidated Statements of Cash Flows For the Nine Months          5
                     Ended May 1, 1998 and April 30, 1999

                  Interim Notes to Consolidated Financial Statements                6-7

       Item 2.  Management's Discussion and Analysis of Financial                   8-11
                  Condition and Results of Operations.

PART II. OTHER INFORMATION

       Item 5.  Other Matters.                                                      12

       Item 6.  Exhibits and Reports on Form 8-K.                                   12

       Signatures                                                                   13

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JULY 31,      APRIL 30,
                                                                           1998          1999
                                                                         --------     -----------
                                                                                      (Unaudited)

ASSETS
Current assets:
  Cash..............................................................     $  1,240       $  1,075
  Accounts receivable, less allowance for
    doubtful accounts ($894 and $1,629, respectively)...............       24,553         40,716
  Inventories.......................................................       30,123         34,827
  Prepaids and other current assets.................................        2,948          2,430
                                                                         --------       --------
    Total current assets............................................       58,864         79,048
  Property, plant and equipment, net of accumulated depreciation....       16,205         16,792
  Goodwill, net of accumulated amortization.........................       35,271         35,215
  Other intangible assets...........................................        2,293          2,077
                                                                         --------       --------
    Total assets....................................................     $112,633       $133,132
                                                                         --------       --------
                                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility.........................................     $ 16,308       $ 34,422
  Accounts payable..................................................        7,010         11,346
  Accrued expenses..................................................        4,413          5,532
  Income taxes payable..............................................           43            (65)
  Other current liabilities.........................................          445            230
                                                                         --------       --------
    Total current liabilities.......................................       28,219         51,465
Long-term debt......................................................       16,009         16,009
Other long-term liabilities.........................................        4,054          3,473
                                                                         --------       --------
    Total liabilities...............................................       48,282         70,947
Stockholders' equity:
    Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued at July 31,
      1998 and at April 30, 1999, respectively.....................        78,391         78,391
Contributed capital-stock options..................................           460            460
Minimum pension liability..........................................          (285)          (285)
Retained earnings (deficit)........................................       (14,215)       (14,055)
                                                                         --------       --------
                                                                           64,351         64,511
Less treasury stock, at cost, 0 and 417,400 shares at July 31, 1998
  and April 30, 1999, respectively.................................            --          2,326
                                                                         --------       --------
   Total stockholders' equity......................................        64,351         62,185
                                                                         --------       --------
   Total liabilities and stockholders' equity......................      $112,633       $133,132
                                                                         --------       --------
                                                                         --------       --------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                         -------------------------     -------------------------
                                            MAY 1,      APRIL 30,         MAY 1,       APRIL 30,
                                             1998         1999             1998          1999
                                         ----------     ----------     ----------     ----------
                                                 (Unaudited)                  (Unaudited)

Net sales............................    $   37,911     $   40,434     $   79,470     $   85,055
Cost of goods sold...................        29,440         29,964         61,057         63,743
                                         ----------     ----------     ----------     ----------
Gross profit.........................         8,471         10,470         18,413         21,312
Selling, general and administrative           5,526          5,962         14,756         15,753
  expenses...........................
Interest expense.....................           720            947          1,761          2,420
Amortization of intangibles..........           231            263            668            786
Other expenses, net:
  Watering products consolidation....            --             --             --            355
  Strategic transactions.............            --             --             --            994
  Plant consolidation................            --            284             --            284
  Miscellaneous......................           102            109            181            313
                                         ----------     ----------     ----------     ----------

Income from continuing
  operations before income taxes.....         1,892          2,905          1,047            407
Income taxes ........................           549            581            303             81
                                         ----------     ----------     ----------     ----------
Income from continuing operations....         1,343          2,324            744            326
Loss from discontinued operations,
  net of tax.........................            --             --             --           (166)
                                         ----------     ----------     ----------     ----------
Net income ..........................    $    1,343     $    2,324     $      744     $      160
                                         ----------     ----------     ----------     ----------
                                         ----------     ----------     ----------     ----------

PER SHARE DATA (BASIC):
Net income ..........................    $     0.21     $     0.37     $     0.12     $     0.02
                                         ----------     ----------     ----------     ----------
Weighted average number of shares
  outstanding........................     6,464,105      6,307,400      6,464,105      6,411,870
                                         ----------     ----------     ----------     ----------
PER SHARE DATA (DILUTED):
Net income (loss) ...................    $     0.21     $     0.37     $     0.11     $     0.02
                                         ----------     ----------     ----------     ----------
                                         ----------     ----------     ----------     ----------
Weighted average number of shares
  outstanding........................     6,510,758      6,363,514      6,510,758      6,467,984
                                         ----------     ----------     ----------     ----------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE NINE MONTHS ENDED
                                                                --------------------------
                                                                 MAY 1,          APRIL 30,
                                                                  1998             1999
                                                                --------        ----------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................     $    744        $    160
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) continuing operations:
  Depreciation and amortization............................        2,886           3,129
  Changes in operating assets and liabilities:
    Accounts receivable....................................      (17,464)        (16,163)
    Inventories............................................       (2,701)         (4,704)
    Other assets...........................................        1,755             734
    Accounts payable and accrued expenses..................        5,541           5,455
    Income taxes payable...................................          (92)           (108)
    Other liabilities......................................         (225)           (796)
                                                                --------        --------
Net cash provided by (used in) continuing operations.......       (9,556)        (12,293)
Net cash provided by (used in) discontinued operations.....         (625)             --
                                                                --------        --------
Net cash provided by (used in) operating activities........      (10,181)        (12,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of treasury stock.................................           --          (2,326)
Additional cost of net assets acquired in acquisitions.....       (3,260)           (732)
Purchases of property, plant and equipment, net............       (2,925)         (2,928)
                                                                --------        --------
Net cash provided by (used in) investing activities........       (6,185)         (5,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition line draws.....................................        3,260              --
Net activity on revolving loan.............................       13,327          18,114
                                                                --------        --------
Net cash provided by (used in) financing activities........       16,587          18,114
                                                                --------        --------
Net increase (decrease) in cash............................          221            (165)
Cash at beginning at period................................        1,509           1,240
                                                                --------        --------
Cash at end of period......................................     $  1,730        $  1,075
                                                                --------        --------
                                                                --------        --------
Interest paid..............................................     $  1,354        $  2,244
                                                                --------        --------
                                                                --------        --------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure that would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments that in the opinion of management are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of April 30, 1999. All such adjustments are of a normal recurring nature.

     2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                   JULY 31,         APRIL 30,
                                                     1998             1999
                                                   --------         --------
                                                        (In thousands)
     Finished goods............................    $16,270          $18,777
     Work in process...........................      5,709            3,296
     Raw materials and supplies................      9,212           13,964
                                                   -------          -------
                                                    31,191           36,037
     Valuation reserves........................     (1,068)          (1,210)
                                                   -------          -------
     Total inventories.........................    $30,123          $34,827
                                                   -------          -------
                                                   -------          -------

     3. In June 1997, the Financial Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires adoption for fiscal years beginning after December 15, 1997. Therefore, the Company was required to adopt SFAS 130 effective August 1, 1998. The total comprehensive income for the quarter and the nine months ended April 30, 1999 was $2,324 and $160, respectively.

     4. Basic earnings per share is computed using the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of shares of Common Stock outstanding during each period plus dilutive Common Stock equivalents using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                         FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                       -------------------------     -------------------------
                                         MAY 1,        APRIL 30,       MAY 1,        APRIL 30,
                                          1998           1999          1998            1999
                                       ----------     ----------     ---------      ----------
Numerator:
  Net income (loss).................   $1,343,000     $2,324,000     $ 744,000      $  160,000
  Preferred stock dividend..........           --             --            --              --
                                       ----------     ----------     ---------      ----------
  Numerator for basic earnings per
   share -
    Net income (loss) applicable to
     common stock...................   $1,343,000     $2,324,000     $ 744,000      $  160,000
                                       ----------     ----------     ---------      ----------
                                       ----------     ----------     ---------      ----------

Denominator:
  Denominator for basic earnings per
   share -
    Weighted-average shares.........    6,464,105      6,307,400     6,464,105       6,411,870

Effect of dilutive securities:
  1997 Stock Incentive Plan.........           --             --            --              --
  1997 Nonemployee Director Stock
   Incentive Plan...................        1,132             --         1,132              --
  Deferred Equity Compensation Plan
   for Directors....................       12,263         22,856        12,263          22,856



  Other stock options...............       33,258         33,258        33,258          33,258
                                       ----------     ----------     ---------      ----------
Dilutive potential common shares....       46,653         56,114        46,653          56,114

Denominator for diluted earnings
 per share-
  Adjusted weighted-average shares
   and assumed conversions..........    6,510,758      6,363,514     6,510,758       6,467,984
Basic earnings per share............   $     0.21     $     0.37     $    0.12      $     0.02
                                       ----------     ----------     ---------      ----------
                                       ----------     ----------     ---------      ----------
Diluted earnings per share..........   $     0.21     $     0.37     $    0.11      $     0.02
                                       ----------     ----------     ---------      ----------
                                       ----------     ----------     ---------      ----------

Options to purchase 329,100 shares of Common Stock at $14.00 per share, 18,630 shares of Common Stock at $10.25 per share, 28,800 shares of Common Stock at $6.70 per share and 5,784 shares of Common Stock at $12.10 per share were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

     5. In November 1998, the Company received notification of an assessment of approximately $200,000 in state taxes and interest related to the sale in August 1997 of substantially all of the assets of its McGuire-Nicholas Company, Inc. subsidiary. The Company is contesting the amount of the assessment. The Company has recorded the contingent liability associated with the assessment, net of the effect of taxes, as a loss from discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disposition of Non-Lawn and Garden Business Operations."

     6. In January 1999, the Company incurred expenses of $355 in consolidating its watering products division into a single facility.

     7. The Company incurred expenses for legal, accounting, consulting and other expenses of $994 related to the explanation of certain strategic transactions.

     8. In March 1999, the Company announced that it will consolidate its Columbus, Ohio manufacturing facility into its primary manufacturing facility in Frankfort, New York. The Company will continue to operate the Columbus facility through August 1999. The Company expects to incur the costs of the consolidation through the second quarter of fiscal 2000.

     9. In April 1999, Huffy Corporation and Huffco Company (collectively, the "Huffy Parties") filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Ohio alleging breach of contract in connection with discussions between the Company and the Huffy Parties regarding a possible merger of the Company and True Temper Hardware Company. The Huffy Parties seek payment of $450,000 in liquidated damages plus expenses. In June 1999, the Company filed an answer to the complaint vigorously denying any liability to the Huffy Parties and asserted a counterclaim of fraud against the Huffy Parties relating to the transaction discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

     Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended July 31, 1998, as well as in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and as the same may be amended from time to time.

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED MAY 1, 1998

     NET SALES. Net sales increased 6.7%, or $2.5 million, to $40.4 million in the third quarter of fiscal 1999 compared to $37.9 million in the third quarter of fiscal 1998. The increase in net sales reflected strong spring sales, partially offset by a decline in net sales by the Company's injection molding division and reported wheelbarrow sales. Although the Company's overall wheelbarrow sales grew by over 90% during the period, most of those sales were attributable to the Company's wheelbarrow joint venture. Only the Company's portion of the profit or loss from the wheelbarrow joint venture is included in the Company's financial statements.

     GROSS PROFIT. Gross profit increased 23.6%, or $2.0 million, to $10.5 million in the third quarter of fiscal 1999 compared to $8.5 million in the comparable period of fiscal 1998. Gross margin increased to 25.9% in the third quarter of fiscal 1999 from 22.3% in the third quarter of fiscal 1998. The increase in gross margin primarily was due to the realization of benefits from the Company's cost reduction program, as well as greater overhead absorption rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 7.9%, or $437,000, to $6.0 million in the third quarter of fiscal 1999 from $5.5 million in the third quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were flat at 14.7% in the third quarter of fiscal 1999 compared to 14.6% in the third quarter of fiscal 1998.

     OTHER EXPENSES, NET. Other expenses, net, increased to $393,000 in the third quarter of fiscal 1999 from $102,000 in the third quarter of fiscal 1998. Approximately $284,000 of other expenses, net, in the third quarter of fiscal 1999 related to plant consolidation costs incurred in connection with the previously announced consolidation of the Company's Columbus, Ohio manufacturing facility into its primary manufacturing facility located in Frankfort, New York.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased 53.5%, or $1.0 million, to $2.9 million in the third quarter of fiscal 1999 from $1.9 million in the third quarter of fiscal 1998. The increase in income from continuing operations before income taxes primarily was due to the factors affecting gross profit described above.

     NET INCOME. Net income increased 73%, or $1.0 million, to $2.3 million in the third quarter of fiscal 1999 from $1.3 million in the third quarter of fiscal 1998.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED MAY 1, 1998

     NET SALES. Net sales increased 6.7%, or $5.6 million, to $85.1 million in the first nine months of fiscal 1999 compared to $79.5 million in the first nine months of fiscal 1998. The increase in net sales primarily reflected strong spring sales and the addition of the Company's watering products division.

     GROSS PROFIT. Gross profit increased 15.7%, or $2.9 million, in the first nine months of fiscal 1999 to $21.3 million from $18.4 million in the first nine months of fiscal 1998. Gross margin increased to 25.1% in the first nine months of fiscal 1999 from 23.2% in the comparable period of fiscal 1998. The increase in gross margin primarily was due to the realization of benefits from the Company's cost reduction program, as well as greater overhead absorption rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 6.8%, or $1.0 million, to $15.8 million in the first nine months of fiscal 1999 compared to $14.8 million in the first nine months of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were flat at 18.5% in the first nine months of fiscal 1999 compared to 18.6% in the first nine months of fiscal 1998.

     OTHER EXPENSES, NET. Other expenses, net increased to $1.9 million in the first nine months of fiscal 1999 from $181,000 in the first nine months of fiscal 1998. Approximately $994,000 of other expenses, net in the first nine months of fiscal 1999 related to accounting, legal, consulting and other related expenses incurred in connection with the exploration of strategic transactions. In addition, the Company incurred expenses of approximately $355,000 in the first nine months of fiscal 1999 related to the consolidation of the manufacturing operations of the Company's watering products division. The Company incurred $284,000 of other expenses, net in the first nine months of fiscal 1999 related to plant consolidation costs incurred in connection with the previously announced consolidation of the Company's Columbus, Ohio manufacturing facility into its primary manufacturing facility located in Frankfort, New York. The Company also incurred other expenses, net of approximately $313,000 in the first nine months of fiscal 1999 primarily related to the amortization of bank financing fees.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes decreased to $407,000 in the first nine months of fiscal 1999 from $1.0 million in the comparable period of fiscal 1998. The decrease in income from continuing operations before income taxes resulted primarily from the strategic transaction, watering products consolidation and Frankfort, New York plan consolidation expenses described above.

     INCOME FROM CONTINUING OPERATIONS. The Company recognized income tax expense of $81,000 in the first nine months of fiscal 1999 compared to income tax expense of $303,000 in the first nine months of fiscal 1998, bringing income from continuing operations to $326,000 for the first nine months of fiscal 1999 compared to $744,000 in the first nine months of fiscal 1998.

     NET INCOME. The Company incurred a loss from discontinued operations, net of tax, of $166,000 in the first nine months of fiscal 1999, bringing net income to $160,000 for the period compared to net income of $744,000 in the first nine months of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered into an amendment to its bank credit facility in June 1999 providing for modifications to certain financial covenants.

     In March 1999, the Company's Board of Directors authorized a stock repurchase program to permit the acquisition of up to $2.5 million of the Company's common stock. The Company purchased an aggregate of 442,400 shares of its common stock at an average purchase price of $5.62 per share. The number of shares of common stock currently outstanding is 6,021,705. The Company has concluded the program, having reached the limitations imposed on stock repurchase transactions under its current bank credit facility.

     Borrowings under the Company's revolving credit facility have increased from July 31, 1998 in accordance with normal seasonal patters. There have been no other significant changes in the Company's liquidity and capital resources as of April 30, 1999 from those discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

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

CONSOLIDATION OF MANUFACTURING FACILITIES

     In March 1999, the Company announced that it will consolidate its Columbus, Ohio manufacturing facility into its primary manufacturing facility in Frankfort, New York. The Company will continue to operate the Columbus facility through August 1999. The Company expects the total net cost of the consolidation to be under $3 million, of which less than $1 million is related to net capital expenditures, and expects the annual savings from the consolidation to exceed $1 million. The Company expects to incur the costs of the consolidation through the second quarter of fiscal 2000.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

     STATE OF READINESS. The Company has reviewed its Year 2000 issues in regard to both its information-technology and its non-information-technology. The Company's operating system software as well as some of the Company's older software applications were written using two digits rather than four to define the applicable year. As a result, those software applications have time-sensitive software that recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has modified or replaced portions of its software applications and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company believes that its information-technology is Year 2000-ready in all material respects. The Company does not believe that there any material Year 2000 issues with regard to its non-information-technology.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.


                                      -11

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In April 1999, Huffy Corporation and Huffco Company (collectively, the "Huffy Parties") filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Ohio alleging breach of contract in connection with discussions between the Company and the Huffy Parties regarding a possible merger of the Company and True Temper Hardware Company. The Huffy Parties seek payment of $450,000 in liquidated damages plus expenses. In June 1999, the Company filed an answer to the complaint vigorously denying any liability to the Huffy Parties and asserted a counterclaim of fraud against the Huffy Parties relating to the transaction discussions.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER MATTERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                    EXHIBIT                         EXHIBIT
                     NUMBER                       DESCRIPTION
                      10.1       Fifth Amendment to Amended and Restated Credit
                                 Agreement, dated as of June 10, 1999, between
                                 the Company and Heller Financial, Inc., in its
                                 capacity as Agent for the Lenders party to the
                                 Amended and Restated Credit Agreement.

                       27        Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K.

                  The Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

                  (i) A current report on Form 8-K, dated March 3, 1999, was filed with the Securities and Exchange Commission on March 4, 1999 (Items 5 and 7).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACORN PRODUCTS, INC.


Date: June 14, 1999                By: /s/ Gabe Mihaly
                                      ---------------------------------------
                                       Gabe Mihaly, President and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

Date: June 14, 1999                By: /s/ J. Mitchell Dolloff
                                      ---------------------------------------
                                       J. Mitchell Dolloff, Senior Vice
                                       President, Finance and Administration
                                       (Principal Financial and Accounting
                                       Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

        EXHIBIT                               EXHIBIT
        NUMBER                              DESCRIPTION
         10.1        Fifth Amendment to Amended and Restated Credit Agreement,
                     dated as of June 10, 1999, between the Company and Heller
                     Financial, Inc., in its capacity as Agent for the Lenders
                     party to the Amended and Restated Credit Agreement.

          27         Financial Data Schedule.