Form 10-K
period 1999-07-30
ACORN PRODUCTS INC
filed 1999-11-12
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended July 30, 1999

                         Commission file number 0-22717

                              ACORN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                     22-3265462
         (State or Other Jurisdiction                        (I.R.S. Employer
       of Incorporation or Organization)                   Identification No.)

       390 DUBLIN AVENUE, COLUMBUS, OHIO                          43215
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (614) 222-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

               Title of Each Class                    Name of Each Exchange on Which Registered
               -------------------                    -----------------------------------------
     Common stock, par value $.001 per share                    Nasdaq National Market

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of October 22, 1999, the aggregate market value of our shares of common stock (based on the last sale price of the common stock on the Nasdaq National Market on that date) held by non-affiliates of the registrant was approximately $2,621,605.

         As of October 22, 1999, 6,021,705 shares of our common stock, par value $.001 per share, were outstanding.

                                                 TABLE OF CONTENTS

                                                     DESCRIPTION                                           PAGE
                                                     -----------                                           ----
Table of Contents

Part I

     Item 1.    Business.............................................................................         3

     Item 2.    Properties...........................................................................        10

     Item 3.    Legal Proceedings....................................................................        12

     Item 4.    Submission of Matters to a Vote of Security Holders..................................        12

Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............        13

     Item 6.    Selected Financial Data .............................................................        13

     Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations........................................................................        15

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................        24

     Item 8.    Financial Statements and Supplementary Data .........................................        24

     Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................................        24

Part III

     Item 10.   Directors and Executive Officers of the Registrant ..................................        25

     Item 11.   Executive Compensation ..............................................................        27

     Item 12.   Security Ownership and Certain Beneficial Owners and Management .....................        31

     Item 13.   Certain Relationships and Related Transactions ......................................        32

Part IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................        33

Signatures      .....................................................................................        37

Financial Statements.................................................................................       F-1

Schedules to Financial Statements....................................................................       S-1

                                     PART I

ITEM 1.  BUSINESS

         AS USED IN THIS ANNUAL REPORT ON FORM 10-K AND EXCEPT AS THE CONTEXT OTHERWISE MAY REQUIRE, "WE," "US," AND "OUR" MEANS ACORN PRODUCTS, INC. AND OUR SUBSIDIARIES UNIONTOOLS, INC., H.B. SHERMAN MANUFACTURING COMPANY, INC., AND UNIONTOOLS IRRIGATION, INC. REFERENCES TO OUR FISCAL YEAR MEAN THE FISCAL YEAR ENDED ON THE FRIDAY CLOSEST TO JULY 31 OF THE APPLICABLE YEAR (E.G., FISCAL 1999 MEANS THE FISCAL YEAR ENDED JULY 30, 1999). AS USED IN THIS ANNUAL REPORT ON FORM 10-K, "ACE HARDWARE" REFERS TO ACE HARDWARE CORP., "TRUSERV" REFERS TO TRUSERV CORPORATION, "FRED MEYER" REFERS TO FRED MEYER, INC., "FRANK'S NURSERY" REFERS TO FRANK'S NURSERY & CRAFTS INC., "HOMEBASE" REFERS TO HOMEBASE, INC., "KMART" REFERS TO KMART CORPORATION, "PAYLESS CASHWAYS" REFERS TO PAYLESS CASHWAYS, INC., "SEARS," REFERS TO SEARS, ROEBUCK & COMPANY, "MID-STATES" REFERS TO MID-STATES DISTRIBUTING COMPANY, INC., "QUALITY STORES" REFERS TO QUALITY STORES, INC., "WAL-MART" REFERS TO WAL-MART STORES, INC., "LOWE'S" REFERS TO LOWE'S COMPANIES, INC., "WHITE CAP" REFERS TO WHITE CAP PRO-CONTRACTOR SUPPLIER, "HUGHES" REFERS TO HUGHES SUPPLY, INC., "PRIME EQUIPMENT" REFERS TO PRIME SERVICES, INCORPORATED AND "HOME DEPOT" REFERS TO THE HOME DEPOT, INC. WE OWN THE FOLLOWING REGISTERED
TRADEMARKS: Lady Gardener-Registered Trademark-(R), Perfect Cut-Registered Trademark-(R), Pro Force-Registered Trademark-(R), Razor-Back-Registered Trademark-(R), Union-Registered Trademark-(R), UnionPro-Registered Trademark-(R) AND Yard 'n Garden-Registered Trademark-(R). Green Thumb-Registered Trademark-(R) AND True Value-Registered Trademark-(R) ARE REGISTERED TRADEMARKS OF TRUSERV. Frank's-Registered Trademark-(R) IS A REGISTERED TRADEMARK OF FRANK'S NURSERY. Craftsman-Registered Trademark-(R) AND Sears-Registered Trademark-(R) ARE REGISTERED TRADEMARKS OF SEARS. Scotts-Registered Trademark-(R) IS A REGISTERED TRADEMARK OF THE SCOTTS COMPANY.

FORWARD-LOOKING INFORMATION

         Our actual results could differ materially from those projected in our forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 28, 1998 and on November 12, 1999, and as the same may be amended from time to time.

GENERAL

         Founded in 1890, we are a leading manufacturer and marketer of non-powered lawn and garden tools in the U.S. Our principal products include long handle tools (such as forks, hoes, rakes and shovels), snow tools, posthole diggers, wheelbarrows, striking tools, cutting tools, and watering products (such as sprinklers, hose nozzles and hose couplings). We sell our products under a variety of well-known brand names, including RAZOR-BACK, UNION, YARD 'N GARDEN, SHERMAN THOMPSON, PERFECT CUT and, pursuant to a license agreement, SCOTTS. In addition, we manufacture private label products for a variety of retailers, including products sold under Sears' CRAFTSMAN and TruServ's GREEN THUMB brand names. Our customers include mass merchants such as Sears, Wal-Mart, Kmart and Fred Meyer, home centers such as Home Depot, Lowe's, HomeBase and Payless Cashways, buying groups such as TruServ and Ace Hardware, farm distributors such as Mid-States and Quality Stores, and industrial distributors such as Prime Equipment and White Cap.

BUSINESS STRATEGY

         Over the past eight years, we have implemented a business strategy designed to transform ourselves from a manufacturing-oriented industrial company into a marketing-oriented consumer products company. The central elements of our approach have included a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling.

          - MARKET SEGMENTATION STRATEGY. We have developed a family of brands, each targeted to one or more specific consumer segments and price-points. Our products and brands are differentiated by price, features and warranty, as well as by the materials and production processes used.

          - MERCHANDISING STRATEGY. We were the first in the long handle tool segment of the non-powered lawn and garden industry to successfully implement sophisticated merchandising and marketing programs. Our merchandising programs are designed to (i) create brand identification among goods historically treated as commodities and (ii) increase retail sales while reducing the amount of sales support needed from the retailer's employees. We use innovative product labeling and point-of-sale signage and racking to highlight the comparative value and quality of products within our trademarked "GOOD/BETTER/BEST" format. Where adequate shelf-space is available, we also merchandise our brands together, from our opening price-point YARD 'N GARDEN brand to our best-quality RAZOR-BACK brand, using a similar value positioning technique. We believe that this merchandising strategy facilitates comparison shopping and encourages consumers to purchase higher price-point products.

GROWTH STRATEGY

         We believe that we can leverage the success of our business strategy through the implementation of the following growth strategies:

         - INCREASE PENETRATION IN HIGH GROWTH DISTRIBUTION CHANNELS. We believe that certain distribution channels, such as home centers and mass merchants, are growing more rapidly than the overall industry. We believe that we can continue to increase our sales in these high growth distribution channels through our brand names, innovative merchandising techniques and high quality products. For example, in August 1996, after we demonstrated the effectiveness of our market segmentation and merchandising strategies in a select number of Home Depot stores, Home Depot selected us as the supplier of long handle tools for all new Home Depot stores in new markets and for 50 existing Home Depot stores. As of the end of fiscal 1999, we supplied long handle tools to 208 Home Depot stores. In addition, we have been a continuous supplier to Sears for over 80 years and the primary supplier of long handle tools to Sears for over 50 years. There can be no assurance that retailers in such distribution channels will continue to open a significant number of new stores or, if opened, that the retailers will choose us to supply products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for us or that such stores will not result in a reduction of sales to our other customers, whether through consolidation or otherwise.

         - DEVELOP PRODUCT LINE EXTENSIONS. We believe that product line extensions allow us to increase sales with minimal incremental expenditures. We expanded our cutting tool and striking tool product lines with the introduction in August 1995 of PERFECT CUT pruning shears and loppers and RAZOR-BACK mattocks, picks, axes, hammers and bars. Outside manufacturers produce the striking and cutting tools. In August 1996, we introduced the LADY GARDENER line of tools, which are ergonomically designed for female gardeners. In August 1997, we introduced wheelbarrows manufactured by a third party. In August 1998, we introduced the RACK 'N ROLL-TM- Tool Caddy, a wheeled garden tool organizer and storage product designed and manufactured by us.

INDUSTRY

         The non-powered lawn and garden tool industry is mature and, due in part to the low-cost nature of non-powered equipment, generally is non-cyclical. We believe that demand for non-powered lawn and garden tools generally is driven by the desire of do-it-yourself, or "DIY", consumers to maintain and landscape residential properties and the need of industrial and farm professionals to acquire and utilize high-quality tools that will aid them in efficiently completing their jobs. The following product categories comprise the non-powered lawn and garden tool market: long handle tools, garden hose, hose attachments, cutting tools, sprayers, wheelbarrows and spreaders. We believe that long handle tools comprise the largest segment of the non-powered lawn and garden tool market.

PRODUCTS AND BRANDS

         PRODUCT LINES

         We sell over 3,000 SKUs of non-powered lawn and garden tools. We design, manufacture and market tools in the following product lines:

         -        Shovels and scoops

         -        Other steel products, such as hoes, forks, scrapers and rakes

         -        Garden hand tools and posthole diggers

         -        Snow tools, such as shovels and pushers

         - Watering products such as sprinklers, hose nozzles and hose couplings

         - Other products such as garden tool organizers, repair handles, weeders, edging tools and brooms.

         In addition, we sell wheelbarrows, cutting tools and striking tools purchased from outside equipment manufacturers. We also manufacture proprietary custom molded products and component parts for other manufacturers and distributors, as well as plastic components used in our products.

         BRAND POSITIONING

         Under our market segmentation strategy, we have developed a family of brands, each targeted to one or more specific consumer segments and price-points. Our products and brands are differentiated by price, features and warranty (up to a lifetime warranty). Product grades also differ with respect to the materials and production processes used. For example, the steel components of our RAZOR-BACK line are heavy-gauge and forged in order to maximize the product's strength and durability, while our YARD 'N GARDEN products are made with lighter gauge components. We carefully monitor our products and search for growth opportunities that result from changes in market segments. For example, we repositioned the RAZOR-BACK brand to cater to the growing population of serious DIY consumers by updating the brand image, introducing product line extensions and developing new promotional campaigns. Our major brands are described below.

         - RAZOR-BACK. We sell a full line of best-quality, industrial duty tools for farm, industrial and professional users under the RAZOR-BACK name. The brand enjoys a strong franchise with agricultural and industrial professionals and is widely acknowledged as the quality and performance standard for the long handle tool industry. In 1995, we expanded the brand with a high-quality line of cutting and striking tools and, in 1998, also added wheelbarrows under the RAZOR-BACK name. The RAZOR-BACK line is sold primarily through home center, hardware store, industrial distributor and farm sector distribution channels.

         - UNION PRO. We sell a limited line of high-quality, industrial duty tools for farm, industrial and professional users under the UNION PRO name. The UNION PRO line is sold primarily through industrial distributor and farm sector distribution channels.

         - UNION. The UNION line generates our largest sales volume. Under the UNION name, we sell a full line of medium-quality, professional duty tools with a wide range of features, quality points and performance levels designed to match the needs of tradesmen and serious DIY consumers. The UNION line is sold through all distribution channels except warehouse clubs and is merchandised in a trademarked GOOD/BETTER/BEST quality configuration.

         - PERFECT CUT. We introduced the PERFECT CUT line in August 1995. We sell a limited line of consumer and professional duty cutting tools for tradesmen and serious DIY consumers under the PERFECT CUT name. The PERFECT CUT line is sold primarily through home centers, mass merchants and hardware store distribution channels and is merchandised in a trademarked GOOD/BETTER/BEST quality configuration.

         - SCOTTS. In July 1992, we obtained from The Scotts Company the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the SCOTTS name. We sought to benefit from The Scotts Company's national prime time advertising campaigns, to develop joint promotional programs with The Scotts Company and to leverage the SCOTTS brand reputation and recognition among retailers that support The Scotts Company bagged-goods program. Under the SCOTTS name, we sell a full line of high-quality, consumer-oriented tools for home gardeners who associate the SCOTTS name with value and quality. The SCOTTS line is sold primarily through mass merchant and home center distribution channels and is merchandised in a trademarked GOOD/BETTER/BEST quality configuration.

         - PROFORCE. We introduced the PROFORCE line in August 1993. The ProForce line consists of a limited line of medium-quality, consumer-oriented tools for DIY consumers. The PROFORCE line is sold exclusively through the warehouse club distribution channel.

         - YARD 'N GARDEN. Under the YARD 'N GARDEN name, we sell a limited line of standard quality, promotional tools designed for occasional DIY consumers who demand value in basic tools for home use. The YARD 'N GARDEN line is sold through all of our primary distribution channels.

         - LADY GARDENER. We introduced the LADY GARDENER line in August 1996. Under the LADY GARDENER name, we sell a limited line of high-quality, consumer-oriented tools ergonomically designed for female gardeners. The LADY GARDENER line is sold primarily through mass merchant, home center and hardware store distribution channels.

         - SHERMAN THOMPSON. We developed the SHERMAN THOMPSON name in 1998 to capitalize on the long history of the recent Sherman and Thompson watering products acquisitions. We sell a high-quality line of sprinklers, hose nozzles and hose couplings under the SHERMAN THOMPSON name through all of the our primary distribution channels.

         PRIVATE LABEL PRODUCTS

         We also manufacture private label products for a variety of customers who sell the products under, among others, the following labels:

                  -        Sears under the CRAFTSMAN and SEARS label

                  -        TruServ under the GREEN THUMB label

                  -        Frank's Nursery under the FRANK'S label

         We have been a continuous supplier to Sears for over 80 years and the primary supplier of long handle tools to Sears for over 50 years. Private label products generated approximately $25.8 million, or 15.5%, of our gross sales in fiscal 1999.

         NEW PRODUCT DEVELOPMENT

         We believe that product line extensions allow us to increase sales with minimal incremental expenditures. We expanded our cutting tool and striking tool product lines with the introduction in August 1995 of PERFECT CUT pruning shears and loppers and RAZOR-BACK mattocks, picks, axes, hammers and bars. Outside manufacturers produce the striking and cutting tools. In August 1996, we introduced the LADY GARDENER line of tools, which are ergonomically designed for female gardeners. In August 1997, we introduced wheelbarrows manufactured by a third party. In August 1998, we introduced the RACK 'N ROLL-TM- Tool Caddy, a wheeled garden tool organizer and storage product designed and manufactured by us.

CUSTOMERS

         Our largest customer, Sears, which includes Sears' Orchard Supply division, accounted for 10.9%, 13.6% and 13.4% of gross sales in fiscal 1997, fiscal 1998, and fiscal 1999, respectively. Our ten largest customers accounted for approximately 50.1%, 51.5% and 50.7% of gross sales during each such period. We sell our products through a variety of distribution channels including:

         -        Mass merchants such as Sears, Kmart and Fred Meyer

         -        Home centers such as Home Depot, Lowe's, HomeBase and Payless
                  Cashways

         -        Buying groups such as TruServ, Distribution America, and Ace
                  Hardware

         - Farm distributors and stores such as Mid-States Distributing Co., Wheatbelt, Inc. and Tractor Supply Company, Inc.

         - Industrial distributors such as Prime Equipment, White Cap, Oklahoma Rig & Supply Company, Texas Mill Supply & Manufacturing, Inc. and Hughes Supply, Inc.

         There can be no assurance that our sales to Sears or other major customers will continue at existing levels. A substantial reduction or cessation of sales to Sears or other major customers could have a material adverse effect on our business, financial condition and results of operations. Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain of our customers or result in a substantial reduction or cessation of purchases of our products by certain customers. In addition, we are facing increasing pressures from retailers with respect to pricing, co-operative advertising and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition and results of operations.

MERCHANDISING AND MARKETING

         We were the first in the long handle tool segment of the non-powered lawn and garden industry to successfully implement sophisticated merchandising and marketing programs. Our merchandising programs are designed to (i) create brand identification among goods historically treated as commodities and (ii) increase retail sales while reducing the amount of sales support needed from the retailer's employees. We use innovative product labeling and point-of-sale signage and racking to highlight the comparative value and quality of products within and among our brands. We merchandise products within our UNION, SCOTTS and PERFECT CUT lines using our trademarked "GOOD/BETTER/BEST" format. Where adequate shelf-space is available, we also merchandise our brands together, from our opening price-point YARD 'N GARDEN brand to our best-quality RAZOR-BACK brand, using a similar value positioning technique. We believe that our merchandising strategy facilitates comparison shopping and encourages consumers to purchase higher price-point products.

         Where applicable, we provide our customers with merchandising plan-o-grams. We also provide our customers with custom designed product displays complete with informative signs and other "wall-talkers" to answer consumer questions without the help of the retailer's sales staff. We primarily use cooperative advertising to promote our products to consumers.

SALES

         Our sales force is divided into regions, each led by a regional manager. Some regional managers supervise a sales force consisting of direct sales professionals who we employ. In addition, we utilize over 20 manufacturers' representative agencies who also report to the regional managers. The manufacturers' representatives also sell lawn and garden products for other manufacturers, but not products that compete with our products. Our management and senior sales professionals regularly call on our significant customers, while the manufacturing representatives provide store level support. We generally compensate our sales professionals with a base salary and bonuses based upon performance oriented objectives.

DISTRIBUTION AND LOGISTICS

         Customer orders arrive at our headquarters in Columbus, Ohio and are processed centrally. If we can fill the order from the current stock of finished goods, the order is forwarded to one of our three distribution centers for shipment based on proximity and availability. We currently maintain distribution centers in Chino, California, Columbus, Ohio and Frankfort, New York. As of July 30, 1999, we owned or leased a fleet of one tractor, one straight truck and eight trailers for transporting products between our manufacturing and distribution facilities. We use common carriers for shipping finished products from warehouses to customer delivery points.

         We use a computerized management information and control system that allows us to determine the status of customer orders and enables us to process orders quickly, respond to customer inquiries and adjust shipping schedules to meet customer requirements. Within this system, we use an electronic data interchange system that enables customers, through computerized telephone communications, to place orders directly with us. We believe that these systems enable efficient order processing, expedite shipments and improve customer service.

         We also provide our customers with the service of pre-ticketing and bar-coding our products in accordance with customer specifications.

MANUFACTURING

         The production of non-powered lawn and garden tools is an extensive manufacturing and assembly process that involves several different technologies, including sawmill operations, wood finishing, heavy gauge forging, stamping, grinding, metal painting, machining, die-casting and injection molding. Over the last 100 years, we have developed unique processes that enable us to perform these complex tasks in an efficient manner.

         At our Frankfort, New York manufacturing facility, steel components undergo hot and cold stamping and hot forging or welding, depending on the type of tool head being produced. We clean the metal by grinding and polishing the shaped steel heads. Next, we paint the steel components using various techniques depending on product type and product material. We operate our own water based paint manufacturing process that is used for all steel tool components. Some steel components undergo additional finishing steps such as anodization or immersion in special chemical baths.

         At our seven active saw mills, we cut ash logs into flitches, then into squares and finally into rounds. We then inspect the rounds, which have diameters of one to two inches depending on the finished product requirements, to remove defects. We ship the end product, a green ash dowel, to either our Frankfort, New York or Delaware, Ohio sawmill to be kiln dried, cut to length, shaped and turned into a handle. The kiln drying process takes approximately six days and removes enough moisture from the wood to reduce the weight of the original green dowel by approximately 35%. Wood handles undergo chucking, boring, sanding and a finishing process at our Frankfort, New York facility. The inventory of handles maintained at our Frankfort, New York facility is a function of both price and seasonal considerations. The assembly of the steel tool head to the handle and packaging take place in the final manufacturing stage.

         Manufacturing processes at our Chino, California watering products facility include machining of metal bar stock and metal castings on automatic screw machines, turret lathes, CNC turning centers and multiple spindle chuckers and mills to produce high-quality hose nozzles and couplings, as well as component parts for use in our sprinklers and other products. We also perform zinc die-casting and metal punch press operations at the facility.

         In March 1999, we announced that we were going to consolidate our Columbus, Ohio manufacturing facility into our primary manufacturing facility in Frankfort, New York. We operated the Columbus facility through August 1999. As of September 1999, we relocated all of the equipment from our Columbus, Ohio manufacturing facility to our Frankfort, New York manufacturing facility.

         We have implemented a seasonally adjusted production schedule in order to maximize our inventories of finished goods. We increase production from December through March, our busiest season, and lower production during the summer and fall seasons.

RAW MATERIALS

         The primary raw materials used to produce our products are steel, plastics and ash wood.

         - STEEL. We purchase our steel requirements from several domestic suppliers. The primary considerations in specialty steel sourcing are metallurgy, price and width. We have strong and long-established relationships with our steel suppliers and have never experienced sourcing problems. We do not enter into long-term contracts regarding our steel purchases. We purchased approximately 74% of our steel requirements from Liberty Steel in fiscal 1999.

         - PLASTICS. We use specially formulated plastics and resins in our tools. Plastic tool heads historically have been produced by six outside injection molders, utilizing molds developed and owned by us. We use our own injection molding facility to manufacture proprietary custom molded products and component parts for other manufacturers and distributors, as well as to manufacture certain plastic components used in our own products. We have not entered into any long-term contracts regarding our plastics purchases.

         - ASH WOOD. Ash is the ideal hardwood for handles because it is lightweight, flexible and splinters less than most hardwoods. We have wood specialists who maintain relationships with numerous log suppliers and are responsible for sourcing our ash needs. We believe that we will continue to be able to obtain sufficient quantities of ash. We typically maintain a five to eight week inventory of ash at each of our sawmills to cover occasional short-term fluctuations in supply. We import ramin wood handles for some of our promotionally-priced YARD 'N GARDEN brand products, such as rakes and hoes. Ramin wood is less expensive than ash and is of sufficient quality for tools (other than shovels) designed for opening-price-point levels.

         We also use brass, zinc and aluminum in the production of watering products. We have not entered into any long-term contracts regarding our brass, zinc and aluminum purchases.

         We have several suppliers for most of our raw materials. There can be no assurance, however, that we will not experience shortages of raw materials or of components essential to our production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

         As of July 30, 1999, we employed approximately 700 people (including seasonal employees), approximately 500 of whom were paid on an hourly basis. Our staffing requirements fluctuate during the year as a result of the seasonality of the lawn and garden industry, adding approximately 100 to 200 additional seasonal employees in the third quarter. The average tenure of our hourly employees is in excess of 10 years. Hourly employees at our Columbus, Ohio distribution center and Delaware, Ohio sawmill are represented by the International Association of Machinists, or the "IAM". The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, or the "IBB", represents the hourly employees at our Frankfort, New York. The International Brotherhood of Teamsters, or the "IBT", represents hourly employees at our Portville, New York sawmill. The Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, or the "AGM" represents hourly employees at our Hebron, Ohio injection molding facility. Our contracts with the IAM, the IBB, the IBT and the AGM expire in April 2002, June 2001, August 2002 and March 2002, respectively. We have no other employees that are represented by unions.

         We have not been subject to a strike or work stoppage in over 20 years and we believe that our relationships with our employees, the IAM, the IBB, the IBT and the AGM are good. However, there can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition and results of operations.

PATENTS AND TRADEMARKS

         Our success and ability to compete are dependent to a significant degree on our patents and trademarks. We register our patents and trademarks in the United States Patent and Trademark Office and the patent and trademark offices of certain other countries and intend to continue to do so as new patents and trademarks are developed or acquired. Our trademarks include:

         -  LADY GARDENER

         -  PERFECT CUT

         -  PRO FORCE

         -  RAZOR-BACK

         -  UNION

         -  UNION PRO

         -  YARD 'N GARDEN

         In addition, we hold trademarks on various configurations of our GOOD/BETTER/BEST product labels and signage. In July 1992, we obtained the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the SCOTTS brand name. We pay certain royalties to The Scotts Company, the owner of the SCOTTS trademark, pursuant to a license agreement. The current term of the license agreement expires in August 2001 and, subject to certain conditions, is automatically renewed for successive three year periods.

COMPETITION

         All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are highly competitive. We compete for customers with large consumer product manufacturers and numerous other companies that produce specialty home and garden products, as well as with foreign manufacturers that export their products to the U.S. Many of these competitors are larger and have significantly greater financial resources than us. There can be no assurance that increased competition in the lawn and garden industry, whether from existing competitors, new domestic manufacturers or additional foreign manufacturers entering the U.S. market, will not have a material adverse effect on our business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

         We are subject to various federal, state and local environmental laws, ordinances and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. We have made, and will continue to make, expenditures to comply with these environmental requirements and regularly review our procedures and policies for compliance with environmental laws. We also have been involved in remediation actions with respect to certain of our facilities. The amounts that we have expended for such compliance and remediation activities have not materially affected us. However, current conditions and future events, such as changes in existing laws and regulations, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business, financial condition or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from any of our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material.

         At July 30, 1999, we had a reserve for environmental remediation of approximately $157,000. The actual cost of remediating environmental conditions may be different than that accrued by us due to the difficulty in estimating such costs and due to potential changes in the status of legislation. We do not maintain an insurance policy for environmental matters.

ITEM 2.   PROPERTIES

         Our headquarters and executive offices, located in Columbus, Ohio, occupy approximately 33,000 square feet in a facility that we lease. As of July 30, 1999, we owned or leased the following other principal properties for use in our business as set forth below:

                            DISTRIBUTION FACILITIES

                                                    OWNED              SQUARE
             LOCATION                             OR LEASED             FEET
             --------                             ---------             -----
Chino, California................................  Leased               64,200
Columbus, Ohio ..................................  Leased              179,200
Columbus, Ohio ..................................  Leased              105,000
Frankfort, New York(l) ..........................   Owned               62,500
La Mirada, California(2).........................  Leased               19,100

                           MANUFACTURING FACILITIES

                                                    OWNED              SQUARE
             LOCATION                             OR LEASED             FEET
             --------                             ---------             -----
Columbus, Ohio(3) ...............................   Owned              160,900
Frankfort, New York(l) ..........................   Owned              201,210
Hebron, Ohio.....................................   Owned              107,200


Chino, California................................  Leased               40,000

                        SAWMILLS

                                                    OWNED              SQUARE
             LOCATION                             OR LEASED             FEET
             --------                             ---------             -----
Beverly, West Virginia (Inactive)................   Owned               10,000
Cookeville, Tennessee............................   Owned               12,100
Delaware, Ohio ..................................   Owned               51,100
Frankfort, New York(l) ..........................   Owned               59,490
Huntington, Indiana .............................   Owned                7,600
Lebanon, Kentucky................................   Owned               13,500
Portville, New York .............................   Owned                9,000
Shippenburg, Pennsylvania .......................   Owned               15,000

(1) Our 351,000 square foot Frankfort, New York facility is comprised of a distribution center, a manufacturing facility and a sawmill. We also maintain approximately 27,800 square feet of office space in this facility.

(2) The lease for our La Mirada, California distribution facility ended on September 30, 1999. The La Mirada distribution facility was replaced by our new Chino, California distribution facility.

(3) In September 1999, operations in our Columbus, Ohio manufacturing facility were consolidated into our Frankfort, New York manufacturing facility. We are currently in contract to sell the Columbus, Ohio facility, which includes approximately 31,000 square feet of office space, and expect to complete the sale by November 30, 1999.

         We believe that our existing manufacturing facilities, distribution centers and sawmills are adequate for the current level of operations. We believe that our manufacturing facilities have sufficient excess capacity to accommodate a 35% to 50% increase in the current level of output. We believe that our current sawmill capacity is sufficient to accommodate up to a 30% increase in the current level of output.

ITEM 3.   LEGAL PROCEEDINGS

         From time to time, we are involved in routine litigation incidental to the conduct of business. Management believes that no currently pending litigation to which we are a party will have a material adverse effect on our financial position or results of operations.

         In April 1999, our subsidiary, V.H.G. Tools, Inc. and predecessor companies, were joined by Midwest Products, Inc., the defendant, in a product liability lawsuit filed in New Jersey Superior Court, Burlington County, New Jersey. The case is in its early stages, at least as to VHG. Plaintiff's and Midwest's allegations do not appear to be supported by evidence, but if plaintiff's and Midwest's allegations against VHG are proven, liability could be substantial. We believe that any compensatory damages, if awarded, would be covered by insurance.

         Subsequent to our fiscal year end, we received written notification that Huffy Corporation, True Temper Company and Huffco Company withdrew their October 1998 complaint against us alleging, among other things, breach of contract, unfair competition, misappropriation of trade secrets and fraud in connection with discussions regarding a possible merger.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 1999 annual meeting of stockholders on June 22, 1999. Holders of 5,946,772 shares of our common stock were present representing 98.7% of all shares entitled to vote at the meeting.

         The following persons were elected as members of our Board of Directors to serve until the 2000 annual meeting or until their successors are duly elected and qualified: Conor D. Reilly, Gabe Mihaly, William W. Abbott, Matthew S. Barrett, Stephen A. Kaplan, and John I. Leahy. Each nominee received a vote of 5,922,589 shares FOR, with 24,183 shares withholding approval.

         The proposal to increase the number of shares of the Registrant's common stock issuable upon exercise of stock options under the 1997 Non-Employee Director Stock Option Plan from 25,000 to 200,000 shares was approved with 5,166,347 votes for, 774,921 votes against, and 5,504 votes abstaining.

         The ratification of the appointment of Ernst & Young LLP as our independent auditors for fiscal year 2000, was approved with 5,922,589 votes for, 11,100 votes against, and 354 votes abstaining.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         Our common stock began trading on the Nasdaq National Market in June 1997 under the symbol "ACRN". The following table sets forth the high and low sales prices of the common stock on the Nasdaq National Market during the periods indicated:

                                                             MARKET PRICE
                                                          ------------------
FISCAL PERIOD                                              HIGH        LOW
-------------                                           ----------- ----------
1998:
First Quarter......................................       $17.25     $13.25
Second Quarter.....................................       $15.25      $9.00
Third Quarter......................................      $10.625     $7.875
Fourth Quarter.....................................       $9.75       $5.00

1999:
First Quarter......................................       $10.00      $5.13
Second Quarter.....................................       $9.50       $6.25
Third Quarter......................................       $7.25       $5.00
Fourth Quarter.....................................       $6.25       $4.31

2000:
First Quarter (through October 22, 1999)...........       $4.81       $2.50

         As of October 22, 1999, the approximate number of record holders of the common stock was 20. The closing sales price of the common stock on October 22, 1999 was $2.63 per share. During the latter part of fiscal 1999, we repurchased 442,400 shares of Acorn common stock at a cost of approximately $2.5 million.

         We have never paid, and currently do not intend to pay, any cash dividends on our common stock. We are a holding company with no business operations of our own. Therefore, we are dependent upon payments, dividends and distributions from UnionTools for funds to pay dividends to our stockholders. UnionTools currently intends to retain any earnings for support of its working capital, repayment of indebtedness, capital expenditures and other general corporate purposes. UnionTools has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. Our senior credit facility contains restrictions on UnionTools' ability to pay dividends or make payments or other distributions to us.

         On July 1, 1999, we issued 10,000 unregistered shares of our common stock to A. Corydon Meyer. The shares are subject to forfeiture and vest one year from the date of grant. Mr. Meyer's continued employment with us and his performance of services for us is the consideration for the grant of restricted stock. The grant of the restricted stock is exempt from registration under the Securities Act of 1933 by virtue of the exemption listed in Section 4(1) of that Act.

         We also repurchased a total of 442,400 shares of our common stock in open market transactions from March to May of 1999 in reliance on the exemption from registration contained in Section 4(1) of the Securities Act of 1933 as follows:

                                                NUMBER OF        PRICE PER
  DATE                  TOTAL COST                SHARES           SHARE
March 11, 1999          $537,500                100,000          $5.38
March 19, 1999          $645,000                120,000           5.38
March 19, 1999            53,750                 10,000           5.38
March 24, 1999           265,625                 50,000           5.32
April 9, 1999             31,875                  6,000           5.32
April 12, 1999            31,875                  6,000           5.32
April 13, 1999            18,594                  3,500           5.32
April 16, 1999           326,250                 58,000           5.63
April 27, 1999           227,500                 35,000           6.50
April 30, 1999            25,350                  3,900           6.50
April 30, 1999           162,500                 25,000           6.50
May 3, 1999              162,500                 25,000           6.50

ITEM 6.   SELECTED FINANCIAL DATA

         We have derived the selected consolidated financial data for fiscal 1995, fiscal 1996, fiscal 1997, fiscal 1998, and fiscal 1999 from our audited consolidated financial statements. Certain accounts from prior years have been reclassified to conform to the fiscal 1999 presentation. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                   FISCAL YEAR ENDED
                                      ----------------------------------------------------------------------------
                                       July 28,        August 2,       August 1,      July 31,         July 30,
                                         1995            1996             1997           1998            1999
                                      ----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                            (In thousands, except per share data)
                                      ----------------------------------------------------------------------------

Net sales........................      $  86,543       $  92,652       $  101,011      $ 107,758       $  111,414

Cost of goods sold...............         63,411          67,496           73,982         82,480           91,149
                                      -----------    ------------     ------------    -----------    -------------

Gross profit.....................         23,132          25,156           27,029         25,278           20,265

Selling, general and
    administrative expenses......         15,531          16,815           18,293         20,033           23,319

Interest expense ................          6,485           6,732            7,176          2,560            3,401

Amortization of intangibles .....          1,061           1,173              837            917            1,087

Other expenses, net(1)...........            694           1,522            1,548            259            2,653
                                      -----------    ------------     ------------    -----------    -------------

Income (loss) from continuing
    operations before income
    taxes and cumulative effect
    adjustment ..................           (639)         (1,086)            (825)         1,509          (10,195)

Income taxes.....................             --             582              134            230              145
                                      -----------    ------------     ------------    -----------    -------------

Income (loss) from continuing
    operations before cumulative
    effect adjustment ...........           (639)         (1,668)            (959)         1,279          (10,340)

Income (loss) from
    discontinued
    operations(2) ...............         (1,800)         (6,480)          (9,920)            --             (936)

Cumulative effect of change
    in accounting for
    post-retirement benefits ....             --             869               --             --               --
                                      -----------    ------------     ------------    -----------    -------------

Net income (loss)................      $  (2,439)      $  (7,279)      $  (10,879)     $  (1,279)      $  (11,276)
                                      ===========    ============     ============    ===========    =============

Net income (loss) applicable
    to    common stock...........      $  (2,439)      $  (7,279)      $  (11,897)     $  (1,279)      $  (11,276)
                                      ===========    ============     ============    ===========    =============

Loss from continuing operations
    per share (basic and diluted)                      $   (1.10)      $    (0.48)     $    0.20       $    (1.64)

Weighted average number of
    shares outstanding...........                      1,520,066        1,985,758      6,464,105        6,313,527

OTHER DATA:

Gross margin ....................          26.7%           27.2%            26.8%          23.5%            18.2%

EBITDA(3)(4) ....................      $   8,876       $   9,238       $    9,840      $   7,938       $  (1,189)

                                       July 28,        August 2,       August 1,      July 31,         July 30,
                                         1995            1996             1997           1998            1999
                                     ------------    ------------     -----------    -----------    -------------
  BALANCE SHEET DATA:                                                 (In thousands)

Working capital from continuing
     operations..................      $   5,989       $   8,543       $   26,909      $  30,645        $  15,118

Total assets.....................        112,280          98,895           98,890        112,633          108,867

Total debt.......................         72,104          61,891           18,935         32,317           38,363

Stockholders equity..............         17,323          18,530           63,224         64,351           50,190

(1) In fiscal 1996, we recognized other expense of $563,000 in connection with the resignation of our prior Chairman of the Board and other expense of $750,000 in connection with self-insured life insurance accruals related to the death of a former director.

         In fiscal 1997, we recognized other expense of $950,000 from the write-off of certain capitalized bank fees incurred in connection with our previous bank credit facility.

         In fiscal 1999, we recognized expenses related to strategic transactions of $994,000, consolidation of manufacturing facilities of $993,000 and consolidation of watering products operations of $355,000.

(2) Represents the loss from the discontinued VSI and McGuire-Nicholas operations, as well as (i) a loss in fiscal 1996 of $665,000 incurred upon the sale of substantially all of the assets of VSI and (ii) a loss of $8.4 million in fiscal 1997 incurred in connection with the sale of substantially all of the assets of McGuire-Nicholas.

         In fiscal 1999, the Company incurred a loss from discontinued operations primarily due to a worker's compensation adjustment of $758,000 related to divested operations and sales tax obligation of $128,000 related to the sale of McGuire-Nicholas.

(3) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4) Fiscal 1999 EBITDA would have been approximately $6.5 million excluding the effect of the following unusual charges: manufacturing consolidation ($1.3 million), strategic transaction costs ($1.0 million), senior management restructuring charges ($0.7 million), bad debt expense ($0.7 million), inventory obsolescence ($2.2 million), worker's compensation ($0.4 million) and expenses related to the temporary loss of logistical control ($1.2 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected consolidated financial data, our consolidated financial statements and the notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K, as well as the factors set forth under the caption "Forward-Looking Information" below.

OVERVIEW

         We are a leading manufacturer and distributor of non-powered lawn and garden tools. We are a holding company with no business operations of its own. Our only material asset is all of the outstanding capital stock of UnionTools.

         Founded in 1890, we completed an initial public offering in 1997. We used a portion of the proceeds of such offering to repay debt associated with a 1988 leveraged buyout. Since 1991, we have implemented a business strategy designed to transform us from a manufacturing-oriented industrial company into a marketing-oriented consumer products company. The central elements of our approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling.

         The price of raw materials used in our products remained relatively stable during each of the periods discussed below.

         Implementation of our market segmentation and merchandising strategies has resulted in increased selling, general and administrative expenses as we have increased our marketing focus through the development of merchandising displays, point-of-sale signage and product labeling, as well as additional cooperative advertising. We also incurred an increase in selling, general and administrative expenses due to increased staffing and upgrades of management information systems. An increase in competitive pressures could result in additional increases in selling, general and administrative expenses, as well as increases in volume rebates and other discounts and allowances that reduce net sales and adversely effect profitability.

         During the latter part of fiscal 1999, we experienced difficulties in manufacturing and logistical control that resulted in a significant deterioration in customer service. Product shortages resulting from the consolidation of our Columbus, Ohio manufacturing facility into our primary manufacturing facility located in Frankfort, New York contributed to the problems encountered. Additional problems arose in connection with a computer upgrade required for our computer systems to meet Year 2000 compliance, followed by the loss of the Distribution Center Manager in charge of our primary distribution center located in Columbus, Ohio in the third quarter of fiscal 1999. Difficulties were further compounded by the absence of formal processes and procedures at the distribution center; and by the complexity added to our operations by our decision to distribute watering products from Columbus without an adequate increment in resources. We were not fully aware of the ramifications and financial consequences of these issues, particularly the customer deductions, freight costs and inventory loss discovered upon taking a physical inventory count, until the fourth quarter of fiscal 1999.

         At year end, we made significant adjustments to properly reflect appropriate value in accounts receivable, inventories, product tooling and accrued liabilities. Control issues contributed to an inventory loss discovered upon taking physical inventory. Worker's compensation reserves were reviewed for all plan years as a result of an estimated settlement of certain open years with our insurance carrier and adjusted to proper levels. We wrote off product tooling and obsolete inventory related to a discontinued product offering. Excess and obsolete inventory was evaluated and reserves were provided to reflect anticipated value recovery below cost. Accounts receivable in bankruptcy and other aged accounts were reserved. The effect of these adjustments, combined with the deterioration in financial performance due to problems in manufacturing and logistical control, resulted in our reporting a net loss of $11.4 million in the fourth quarter of fiscal 1999, $11.3 million for the full year of fiscal 1999.

         We have taken several actions aimed at preventing a recurrence of these matters. The distribution center has been staffed with a professional facility manager, and we have implemented upgrades in or new positions of warehouse manager, traffic manager and inventory control manager. We have also increased our capacity by leasing a larger facility in Chino, California and have leased a warehouse in Frankfort, New York, enabling us to ship directly from the primary manufacturing facility, when preferable. Outgoing shipment audits have also been initiated. We expect customer service level performance and related customer deductions to return to historical levels by the end of December 1999.

         There have been several key changes in senior management to strengthen and focus the Company. A new president and chief executive was promoted internally in September 1999 to lead the Company, following the resignation of his predecessor. Similarly, the senior vice president of operations resigned in September 1999 and was replaced by an executive of the Company. The chief financial officer resigned in June 1999 and the director of marketing resigned in September 1999. A new chief financial officer was hired in June 1999 and vice presidents of marketing and sales were hired in September and November 1999, respectively. A director of human resources was hired in November 1999. We believe that these changes will provide the leadership and experience necessary to restore and enhance profitability.

         The magnitude of the losses, combined with the costs to execute a manufacturing consolidation and a share repurchase program, required us to address our liquidity needs after year end. As a result, we have entered into a sixth amendment to the Company's credit facility, including a $6 million capital infusion by our majority stockholder, discussed further in Liquidity and Capital Resources.

RESULTS OF OPERATIONS

         The following table sets forth certain components of our consolidated statement of operations data expressed as a percentage of net sales:

                                                                           YEAR ENDED
                                                       ---------------------------------------------------
                                                        AUGUST 1,           JULY 31,           JULY 30,
                                                           1997               1998               1999
                                                       -------------       ------------       ------------
Net sales......................................               100.0%          100.0%                100.0%
Cost of goods sold.............................                73.2            76.5                  81.8
                                                       -------------       ------------       ------------
Gross profit...................................                26.8            23.5                  18.2
Selling, general and administrative expenses...                18.1            18.6                  20.9
Interest expense...............................                 7.1             2.4                   3.0
Amortization of intangibles....................                 0.8             0.9                   1.0
Other expenses, net............................                 1.6             0.2                   2.5
                                                       -------------       ------------       ------------
Income (loss) from continuing operations
   before income taxes.........................                (0.8)            1.4                  (9.2)
Income taxes...................................                 0.1             0.2                   0.1
                                                       -------------       ------------       ------------
   Income (loss) from continuing operations....                (0.9)            1.2                  (9.3)
Gain (loss) from discontinued operations.......                (9.9)             --                  (0.8)
                                                       -------------       ------------       ------------
Net income (loss)..............................               (10.8%)           1.2%                (10.1)%
                                                       =============       ============       ============

FISCAL 1999 COMPARED TO FISCAL 1998

         NET SALES. Our net sales increased $3.6 million or 3.4% to $111.4 million in fiscal 1999 compared to $107.8 million in fiscal 1998. The increase in net sales for fiscal 1999 reflected an aggregate $4.8 million of net sales arising from a full year of offering watering products, partially offset by operational inefficiencies in our core business.

         GROSS PROFIT. Fiscal 1999 gross profit declined $5.0 million to $20.3 million compared to $25.3 million in fiscal 1998. Gross profit as a percentage of sales decreased to 18.2% in fiscal 1999 compared to 23.5% in fiscal 1998. The decline in gross profit was driven primarily by several factors. Logistical and manufacturing control issues during 1999 negatively affected customer service levels and drove higher customer deductions, distribution and freight costs associated with the revenue for that period. Control issues also contributed to an inventory loss that was discovered by taking a physical inventory count. At year end, worker's compensation reserves were reviewed for all plan years as a result of an estimated settlement of certain open years with our insurance carrier and adjusted to proper levels. We wrote off product tooling and obsolete inventory related to a discontinued product offering. Excess and obsolete inventory was evaluated and reserves were provided to reflect anticipated value recovery below cost. Accounts receivable in bankruptcy and other aged accounts were reserved. The decrease in gross profit was partially offset by benefits from our cost reduction program.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 16.4% or $3.3 million, to $23.3 million in fiscal 1999 compared to fiscal 1998. As a percentage of sales, selling, general and administrative expenses increased to 20.9% in fiscal 1999 from 18.6% in fiscal 1998. The increase in selling, general and administrative expenses is primarily due to having a full year of costs related to the watering products business. Senior management restructuring charges, including severance, recruiting and relocation costs, and the write off of uncollectible accounts contributed to the increase in selling, general and administrative costs.

         OTHER EXPENSES, NET. Other expenses increased $2.4 million to approximately $2.7 million in fiscal 1999 from $.3 million in fiscal 1998. Approximately $1.4 million of the increase related to plant consolidation costs incurred in connection with (1) the consolidation of our Columbus, Ohio manufacturing facility into our primary facility located in Frankfort, New York, and (2) consolidation of the manufacturing operations of our watering products. We also incurred approximately $1.0 million in fiscal 1999 related to accounting, legal, consulting and other expenses related to the exploration of strategic transactions.

         LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Loss from continuing operations before income taxes was $10.2 million in fiscal 1999, an $11.7 million decline from a profit of $1.5 million in fiscal 1998. Interest expense increased $.8 million, to $3.4 million in fiscal 1999 from $2.6 million in fiscal 1998.

         NET LOSS. We incurred a net loss of $11.3 million in fiscal 1999, a $12.6 million deterioration compared to a profit of $1.3 million in fiscal 1998. The loss from discontinued operations of $.9 million primarily reflects a worker's compensation accrual adjustment of $.8 million for businesses previously sold.

FISCAL 1998 COMPARED TO FISCAL 1997

         NET SALES. Our net sales increased 6.7%, or $6.7 million, to $107.8 million in fiscal 1998 compared to $101.0 million in fiscal 1997. The increase in net sales reflected an aggregate of $10.1 million of additional net sales arising from a full year of operation of our injection molding division, from sales by our watering products division and from sales of new products, partially offset by a decline in net sales of long handle tools and snow tools of approximately $3.3 million. Net sales of long handle tools in the second and third quarters were negatively impacted by unfavorable winter and spring weather conditions.

         GROSS PROFIT. Gross profit decreased 6.5%, or $1.8 million, to $25.3 million in fiscal 1998 compared to $27.0 million in fiscal 1997. Gross margin decreased to 23.5% in fiscal 1998 compared to 26.8% in fiscal 1997. The decrease in gross margin was primarily due to lower net sales of long handle tools and lower overhead absorption rates realized as we decreased production in response to sluggish demand, as well as competitive pricing pressures. Gross margin also was adversely affected by increased manufacturing costs related to new product development and lower gross margins realized by our injection molding division.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 9.5%, or $1.7 million, to $20.0 million in fiscal 1998 compared to $18.3 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.6% in fiscal 1998 from 18.1% in fiscal 1997. Selling, general and administrative expenses were negatively impacted by increased administrative expenses resulting from public company requirements and pursuit of our acquisition strategy.

         OTHER EXPENSES, NET. Other expenses decreased $1.3 million to approximately $300,000 in fiscal 1998 from $1.6 million in fiscal 1997. Other expenses in fiscal 1997 included the write-off of $950,000 of capitalized bank fees incurred in connection with our previous bank credit facility.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased to $1.5 million in fiscal 1998 from a loss of approximately $825,000 in fiscal 1997. Interest expense decreased $4.6 million to $2.6 million in fiscal 1998 from $7.2 million in fiscal 1997. Interest expense was partially reduced by the retirement in July 1997 of approximately $51.4 million aggregate principal amount of indebtedness in connection with our initial public offering.

         NET INCOME. Net income increased to $1.3 million in fiscal 1998 from a loss of $10.9 million in fiscal 1997, primarily as a result of a loss of $9.9 million in fiscal 1997 from discontinued operations.

SEASONAL AND QUARTERLY FLUCTUATIONS; IMPACT OF WEATHER

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, our sales tend to be greater during the third and fourth fiscal quarters. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during our first and second fiscal quarters. These factors increase variations in our quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for our products may vary substantially from the anticipated demand, leaving us with excess inventory or insufficient inventory to satisfy customer orders.

         The following table sets forth certain unaudited data of the Company for each of the quarters in fiscal 1998 and fiscal 1999. The financial data for each of these quarters is unaudited but includes all adjustments which the Company believes to be necessary for a fair presentation. All quarters include normal recurring adjustments except for the fourth quarter of 1999 which includes certain adjustments of $7.4 million related to the write-off of obsolete inventory, write-off of tooling associated with a discontinued product, increases in the reserve for uncollectible accounts receivable, and increases in the reserve for worker's compensation and other miscellaneous adjustments. These operating results, however are not necessarily indicative of results for any future period.

                                         FISCAL 1998                                         FISCAL 1999
                      --------------------------------------------------  --------------------------------------------------
                                                                  QUARTER ENDED
                      ------------------------------------------------------------------------------------------------------
                        OCTOBER      JANUARY      MAY 1,      JULY 31,     OCTOBER      JANUARY      APRIL 30,     JULY 30,
                       31, 1997     30, 1998       1998         1998       30, 1998     29, 1999       1999          1999
                      -----------   ---------   -----------  -----------  -----------  -----------  -----------  -----------
                                                            (In thousands-unaudited)
Net sales...........    $ 20,416     $21,143      $ 37,911     $ 28,288     $ 22,172     $ 22,449     $ 40,434     $ 26,359
Cost of goods sold...     15,277      16,340        29,440       21,423       16,814       16,965       29,964       27,406
                      -----------   ---------   -----------  -----------  -----------  -----------  -----------  -----------
Gross profit.........      5,139       4,803         8,471        6,865        5,358        5,484       10,470       (1,047)
Selling, general and
   administrative
   expenses (SG&A)...      4,819       4,411         5,526        5,277        4,948        4,981        5,962        7,428
                      -----------   ---------   -----------  -----------  -----------  -----------  -----------  -----------
Gross profit less
   SG&A(1)(2)........   $    320     $   392      $  2,945     $  1,588     $    410     $    503     $  4,508     $ (8,475)
                      ===========   =========   ===========  ===========  ===========  ===========  ===========  ===========
Net sales as a
   percentage of
   full year net
   sales.............      18.9%       19.6%         35.2%        26.3%        19.9%        20.1%        36.3%        23.7%
 Gross profit as a
   percentage of
   full year gross
   profit............       20.3        19.0          33.5         27.2         26.4         27.1         51.7         (5.2)
Gross profit less
   SG&A(1) as a
   percentage of
   full year
   operating
   profit(loss)......        6.1         7.5          56.1         30.3         13.4         16.5        147.6       (277.5)

(1) Does not include amortization of intangibles and other expenses, each of which generally are non-seasonal in nature.
(2) Fourth Quarter 1999 Gross Margin less SG&A would have been a $1.1 million loss if you exclude the $7.4 million effect of the unusual year end charges described above.

         Weather is the single most important factor in determining market demand for our products and also is the least predictable. For example, while floods in the Midwest adversely affected the sale of most types of lawn and garden equipment in 1992, the severe winter of 1994 resulted in a surge in demand for snow shovels. In addition, bad weather during the spring gardening season, such as that experienced throughout most of the U.S. in the spring of 1995 and 1998, can adversely affect overall annual sales.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary cash needs are for working capital, capital expenditures and debt service. We have financed our working capital, capital expenditures and debt service through internally generated cash flow and funds borrowed under the Company's senior credit facility (the "Credit Facility").

         Net cash provided by continuing operations was $1.4 million in fiscal 1999 compared to net cash used in operations of $0.2 million in fiscal 1998. The improvement in use of cash was due to a decrease in accounts receivable and an increase in liabilities. Accounts receivable declined as a result of lower fourth quarter net sales levels and improved collection efforts at year end. Accounts payable and accrued liabilities increased due to adjustments in worker's compensation and employee medical accruals at year end, as well as accrued severance and other expenses related to the manufacturing consolidation. Costs were also accrued related to the restructuring of senior management as discussed in the Overview. The payables outstanding were higher than prior year due to greater manufacturing activity near year end and more effective cash management. Depreciation and amortization increased $1.7 million in fiscal 1999, to $5.6 million compared to $3.9 million in fiscal 1998. This is primarily due to a $1.2 million charge to fully depreciate tooling related to a discontinued product line. These items were partially offset by the deterioration in net income, to a net loss of $11.3 million.

         Net cash used in continuing operations was $0.2 million in fiscal 1998 compared to net cash used in continuing operations of $7.6 million in fiscal 1997. The decrease in use of cash was principally the result of net income of $1.3 million compared to a net loss of $10.9 million in fiscal 1997, partially offset by an increase in accounts receivable of $4.4 million due to increased sales volume.

         We made capital expenditures of approximately $2.4 million, $2.9 million and $4.9 million during fiscal 1997, fiscal 1998 and fiscal 1999, respectively. The capital expenditures relate primarily to ongoing improvements of property, plant and equipment, manufacturing process improvements and increased manufacturing capacity. In fiscal 1999, capital was also spent on the consolidation of the Columbus, Ohio manufacturing facility into the primary facility in Frankfort, New York. We intend to make capital expenditures of approximately $3.5 million in the next twelve months primarily related to the purchase of new equipment and equipment and facility maintenance.

         In July 1997, we used approximately $9.6 million of the net proceeds from our initial public offering to redeem preferred stock and approximately $11.0 million of the net proceeds from our initial public offering to repay a portion of our subordinated debt. The remaining $24.0 million aggregate principal amount of the subordinated debt associated with a 1988 leveraged buyout was exchanged for 1,716,049 shares of Common Stock.

         We entered into the Credit Facility to finance capital expenditures, including future acquisitions, and to fund working capital and other general business purposes. In July 1997, we used approximately $20.6 million of the net proceeds from our initial public offering to repay a portion of the debt outstanding under the Credit Facility and accrued interest thereon. As of July 30, 1999, approximately $6.5 million was available under the revolving portion of the Credit Facility and approximately $19.0 million was available under the acquisition line of the Credit Facility. Indebtedness outstanding under the Credit Facility bears interest at variable rates (8.3% per annum at July 30, 1999).

         We recognized that the net losses and share repurchase that occurred in fiscal 1999, as well as the costs required to improve the profitability of the business (including the senior management restructuring) and complete the manufacturing consolidation in the near term, would require more liquidity than was available to us at year end. As a result of the fourth quarter of fiscal 1999 operating performance, we were not in compliance with our Credit Facility covenants. Therefore, on October 28, 1999 we entered into an amendment of the Credit Facility to support operational, capital expenditure and working capital needs through April 30, 2001, the revised term of the facility. First, all covenant defaults were waived and new covenants were set to reflect the current profitability of the business. The interest rate with respect to the credit facility was reset to LIBOR plus 3.5%, up from LIBOR plus 1.5%. The revolving portion of the facility increased to $35 million, then $40 million during peak working capital months, reducing back down to $30 million in conjunction with anticipated working capital levels. A success fee in favor of the lenders was added, the amount of which fluctuates according to the date of satisfaction of our obligations under the Credit Facility, with a maximum 3% fee on the outstanding facility commitment toward the end of the eighteen month term. The acquisition line was fixed at its current balance of approximately $16 million. Stock repurchases are now prohibited, though we did repurchase approximately $2.5 million of common stock during fiscal 1999. Our majority stockholder infused $6 million of capital, in the form of junior, participating debt in the Credit Facility. This debt is evidenced by a subordinated note which carries a 12.0% paid in kind interest option and is exchangeable for shares of our common stock at a price of $3.50 per share.

         We are in the process of evaluating all non-strategic assets for purposes of sale, including the anticipated sale of the Columbus manufacturing facility in November 1999. We are working to reduce the days sales outstanding in accounts receivable, including the offer of discount terms where appropriate. The action steps we have taken to resolve the logistical and manufacturing control issues that negatively impacted the fourth quarter of fiscal 1999 should serve to reduce customer deductions, distribution and freight costs. Capital and other expenditures are being scrutinized and potentially deferred if not considered critical. It is our belief that these actions, together with the revised facility commitment and the capital infusion by our majority stockholder, will provide sufficient liquidity for the business to operate over the term of the facility.

EFFECTS OF INFLATION

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. We believe that the effects of inflation on our operations have not been material in recent years.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

         STATE OF READINESS. We have reviewed our Year 2000 issues in regards to both our information-technology and its non-information-technology. Our operating system software as well as some of our older software applications were written using two digits rather than four to define the applicable year. As a result, those software applications have time-sensitive software that recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have modified or replaced portions of our software applications and hardware so that our computer systems will function properly with respect to dates in the Year 2000 and thereafter. We believe that our information-technology is Year 2000-ready. We do not believe that there are any material Year 2000 issues with regard to non-information-technology (e.g. machinery used in manufacturing, forklifts, general office equipment, and other equipment that may contain embedded chips or date sensitive processors).

         In addition, we have initiated communications with our significant customers and suppliers to determine the extent to which our interface systems are vulnerable to the failure of such customers and suppliers to remediate their own Year 2000 issues. Based on such communications, we are not currently aware of any third-party issue applicable to the Year 2000 that is likely to have a material impact on our conduct of the business, our results of operations or our financial condition.

         COSTS TO ADDRESS OUR YEAR 2000 ISSUES. Although we are currently updating our computer systems, such updating was not accelerated due to Year 2000 issues. We do not anticipate any further material expenditures related specifically to Year 2000 compliance. The following chart reflects our estimated Year 2000-specific costs, including the estimated cost to update our current computer systems.

                          ESTIMATED CONVERSION COST

                                                    Expense          Capital
                                                    -------          ------
          Hardware                                        --        $ 200,000

          Project Management                       $  125,000          75,000

          Software and Custom Coding                  165,000              --
                                                   ----------       ---------
                                                   $  290,000       $ 275,000
                                                   ==========       =========

         RISKS OF OUR YEAR 2000 ISSUES. We do not believe that any Year 2000 issues will impact our manufacturing. However, it is possible that Year 2000 issues may have an impact on our administration. We believe that our greatest Year 2000 risk is the risk that our customers and suppliers are not Year 2000-ready. Failure by us, or our customers or suppliers to adequately address the Year 2000 issues in a timely manner could have a material impact on our conduct of the business, our results of operations and our financial condition. Accordingly, we plan to address all Year 2000 issues before problems materialize. We believe that the associated costs are adequately budgeted for in our business plans. However, should efforts on our part, our customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue to us.

         OUR CONTINGENCY PLANS. We will produce contingency plans on a case by case basis.

         RISKS. There can be no assurance that we will not experience cost overruns or delays in the completion of our year 2000 project. Factors that could cause such cost overruns or delays include, among other things, an unavailability of properly trained personnel, unforeseen difficulty locating and correcting relevant computer codes and similar uncertainties.

FORWARD-LOOKING STATEMENTS

Statements in the foregoing discussion that indicate our company's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in our business, the following important factors:

     - Weather is the most significant factor in determining market demand for our products and is inherently unpredictable. Inclement weather during the spring gardening season and lack of snow during the winter may have a material adverse effect on our business, financial condition and results of operations.

     - The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, our sales tend to be greater during its third and fourth fiscal quarters. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during our first and second fiscal quarters. These factors increase variations in our quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for our products may vary substantially from the anticipated demand, leaving us with either excess inventory or insufficient inventory to satisfy customer orders.

     - Our ten largest customers in the aggregate accounted for approximately 50.7% of gross sales in fiscal 1999. A substantial reduction or cessation of sales to these or other major customers could have a material adverse effect on our business, financial condition and results of operations.

     - Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain customers or result in a substantial reduction or cessation of purchases of our products by certain customers. In addition, we are facing increasing pressure from retailers with respect to pricing, co-operative advertising and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition and results of operations.

     - A key element of our growth strategy is to increase sales in certain distribution channels that we believe are growing more rapidly than the overall industry, such as home centers and mass merchants through retailers such as Home Depot, Lowe's and Sears. There can be no assurance that retailers in such distribution channels will continue to open a significant number of new stores or, if opened, that we will be chosen to supply our products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for us or that such stores will not result in a reduction of sales to our other customers, whether through consolidation or otherwise.

     - Our future growth and development is largely dependent upon the services of A. Corydon Meyer, our President and Chief Executive Officer, as well as our other executive officers. The loss of Mr. Meyer's services, or the services of one or more of our other executive officers, could have a material adverse effect on us.

     - Our products require the supply of raw materials consisting primarily of steel, plastics and ash wood. Although we have several suppliers for most of our raw materials, there can be no assurance that we will not experience shortages of raw materials or components essential to our production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on our business, financial condition and results of operations.

     - All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are highly competitive. We compete for customers with large consumer product manufacturers and numerous other companies that produce specialty home and garden products, as well as with foreign manufacturers that export their products to the U.S. Many of these competitors are larger and have significantly greater financial resources than us. There can be no assurance that increased competition in the lawn and garden industry, whether from existing competitors, new domestic manufacturers or additional foreign manufacturers entering the U.S. market, will not have a material adverse effect on our business, financial condition and results of operations.

     - Most of our hourly employees are covered by collective bargaining or similar labor agreements. We currently are a party to four such agreements, one of which expires in 2001 and three of which expire in 2002. There can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition and results of operations.

     - We are subject to various federal, state, and local environmental laws, ordinances and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. We have made, and will continue to make, expenditures to comply with these environmental requirements and regularly review our procedures and policies for compliance with environmental laws. We also have been involved in remediation actions with respect to certain facilities. Amounts expended by us in such compliance and remediation activities have not been material to us. However, current conditions and future events, such as changes in existing laws and regulations, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business, financial condition or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material.

     - New housing starts often represent an addition to the overall number of consumers in the lawn and garden tool market and, accordingly, an increase in demand. Similarly, government spending on highways, bridges and other construction projects often represents an increase in demand for long handled tools. A decline in housing starts or government spending on construction projects could result in a decrease in demand for our products and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

     - Adverse changes in general economic conditions in the United States, including the level and availability of consumer debt, the level of interest rates and consumer sentiment regarding the economy in general, could result in a decrease in demand for our products and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

The factors set forth above are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we will not undertake, and specifically decline, any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can they assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inflation and Interest Rates.

         We have not been significantly affected by inflation in recent years and anticipate that we will not be significantly affected by inflation in the near term. A material change in interest rates could have an impact on our financial results as we are presently paying a variable interest rate on our outstanding debt. In October, 1999 we entered into an amendment of our existing credit facility (the Amended Facility). The Amended Facility provides for a $40 million revolving credit facility from January 1 through June 30 of each year; $35 million from July 31 through October 31; and $35 million from November 1 through December 31. In connection with the Amended Facility, the interest rate charges on outstanding borrowings was increased from LIBOR plus 1.5% to LIBOR plus 3.5%.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, are set forth on pages F-1 through F-20 hereof (see Item 14 of this Annual Report on Form 10-K for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth for each of our directors, such person's name, age, and his position with us:

     Name                  Age                     Position
     ----                  ---                     --------
A. Corydon Meyer            45        President and Chief Executive Officer
William W. Abbott           68        Chairman
Matthew S. Barrett          40        Director
Stephen A. Kaplan           41        Director
John I. Leahy               69        Director

         A. CORYDON MEYER became the President and Chief Executive Officer of the Registrant and UnionTools on September 2, 1999. Mr. Meyer joined the Registrant and UnionTools in June 1999 as Senior Vice President of Sales and Marketing. From 1998 to 1999, Mr. Meyer served as Vice President and Chief Operating Officer of Reiker Enterprises, Inc. Prior to that, Mr. Meyer served as Corporate Vice President (1995-1998) and Vice President (1990-1995) of Lamson & Sessions Co.

         WILLIAM W. ABBOTT became a director in January 1997 and our Chairman in October 1999. Mr. Abbott currently is self-employed as a business consultant. From August 1989 to January 1995, Mr. Abbott served as Senior Advisor to the United Nations Development Programme. In 1989, Mr. Abbott retired from 35 years of service at Procter & Gamble as a Senior Vice President in charge of worldwide sales and other operations. He currently serves as a member of the Boards of Directors of Horace Mann Educators Corporation and Fifth Third Bank of Naples, Florida, a member of the Advisory Board of Deloitte & Touche LLP, a member of the Advisory Board of Manco, a member of the Board of Overseers of the Duke Cancer Center and an Executive in Residence of Appalachian State University.

         MATTHEW S. BARRETT became a director in December 1993. Mr. Barrett is a managing director of Oaktree Capital Management, LLC. Prior to joining Oaktree, from 1991 to April 1995, Mr. Barrett was Senior Vice President of TCW Asset Management Company.

         STEPHEN A. KAPLAN became a director in December 1993. Mr. Kaplan is a principal of Oaktree, where he runs the Principal Activities Group. Prior to joining Oaktree, from November 1993 to April 1995, Mr. Kaplan was a managing director of TCW Asset Management Company. Mr. Kaplan currently serves as a member of the Board of Directors of KinderCare Learning Centers, Inc., CollaGenex Pharmaceuticals, Inc., Biopure, Inc., and GeoLogistics Corporation.

         JOHN I. LEAHY became a director in August 1994. Mr. Leahy has been the President of Management and Marketing Associates, a management consulting firm owned by Mr. Leahy, since 1987. In 1987, Mr. Leahy retired after 34 years of service at the Black & Decker Corporation, where he was President and Group Executive, Western Hemisphere. Mr. Leahy currently serves as a director of Allied Capital Corporation and several privately held companies. Mr. Leahy is a Trustee of The Sellinger School of Business and Management and St. Mary's University.

MEETINGS, COMMITTEES, AND COMPENSATION OF THE BOARD OF DIRECTORS

         Our board of directors had a total of 5 meetings during fiscal 1999. During fiscal 1999, each of the directors attended 75% or more of the total number of meetings of (i) the board and (ii) the committees of the board on which such director served. Directors who are our employees receive no compensation for serving as directors. Non-employee directors receive the following annual compensation: (i) $20,000 paid, at the director's election, either in shares of common stock pursuant to our Deferred Equity Compensation Plan for Directors (the "Director Stock Plan") or one-half in cash and one-half in shares of common stock pursuant to the Director Stock Plan; (ii) stock options with an exercise price equal to the fair market value of our common stock on the date of grant, a Black-Scholes valuation of $25,000 and a ten year term; and (iii) reimbursement of reasonable out-of-pocket expenses.

         In March 1997, we created a Management Development and Compensation Committee and an Audit Committee. The Compensation Committee has the authority to (i) administer our 1997 Stock Incentive Plan, including the selection of optionees and the timing of option grants, and (ii) review and monitor key employee compensation policies and administer our management compensation plans. The Audit Committee recommends the annual appointment of our independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by us in financial reporting, internal financial auditing procedures and the adequacy of our internal control procedures. Messrs. Abbott (Chairman) and Kaplan are the current members of the Compensation Committee and Messrs. Leahy (Chairman) and Barrett are the current members of the Audit Committee.

         On October 28, 1999, we entered into two agreements with Mr. Abbott in recognition of his appointment as Chairman of Acorn and UnionTools.
The agreements provide, in addition to any compensation owing to Mr. Abbott as a result of his being a director of Acorn and UnionTools, annual compensation of $40,000 during his term as Chairman plus a one-time grant of 100,000 stock options, with a two year vesting period and an exercise price of $3.00.

EXECUTIVE OFFICERS

         In addition to Mr. Meyer and Mr. Abbott, the following persons are our executive officers:

         J. MITCHELL DOLLOFF, age 33, was named our Senior Vice President, Operations, in September 1999. Mr. Dolloff served as our Senior Vice
President, Finance and Administration from May 1999 until September, 1999.
Mr. Dolloff joined the Registrant and UnionTools in June 1997 as Vice President, General Counsel and Director of Investor Relations and in February 1998 was named Vice President of Corporate Development. From October 1991 to June 1997, Mr. Dolloff was an associate attorney at Gibson, Dunn & Crutcher LLP.

         JOHN G. JACOB, age 39, was named our Vice President and Chief Financial Officer in June 1999. From 1998 to June 1999, Mr. Jacob served as Vice President of Finance for Sun Apparel Company/Polo Jeans Company. Prior to that, Mr. Jacob served as Vice President of Finance and Treasurer of Maidenform Worldwide, Inc. from 1996 to 1998. From 1991 to 1996, Mr. Jacob served in various positions at Kayser-Roth Corporation, most recently as Vice President and Treasurer.

         W. DOUGLAS COPLEY, age 38, was named Vice President of Sales of UnionTools in October 1999. From January 1995 to October 1999, Mr. Copley served as Vice President of Sales and Marketing-North America for Fort Wayne Plastics, Inc. From January 1993 to January 1995, Mr. Copley served in various positions with VSI Fasteners, Inc., including Director of Marketing and Director of Sales.

         JOHN MACKIN, age 42, was named Vice President of Marketing of UnionTools in October 1999. Mr. Mackin was Vice President, Sales and Marketing -Watering Products for UnionTools from March 1999 to October 1999. From January 1997 until March 1999, Mr. Mackin served as Director of Sales, Marketing and China Operations of Flexrake Corporation. Mr. Mackin served as General Manager, Lawn and Garden Division, of Olympia Industrial, Inc. from July 1993 to January 1997.

         L.B. DOVE, II, age 53, was named Corporate Controller of UnionTools in August 1995 and Acorn's Chief Accounting Officer in September 1999. From September 1994 to July 1995, Mr. Dove served as Corporate Controller of Scriptel Holding, Inc. From August 1990 to June 1994, Mr. Dove served as Senior Manager, Business Planning and Fiscal (Controller) for the McDonnell Douglas Corporation's Columbus, Ohio manufacturing facility.

         Officers are elected annually by the board of directors and serve at its discretion. There are no family relationships among our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of our securities with the Securities and

Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of such reports, we believe that all reporting persons complied with all filing requirements during the year ended July 30, 1999, except for a late filing of Form 4 for the month of February 1999 for Mr. Abbott, and a late filing of Form 5 for fiscal 1999 for Mr. Mihaly.

ITEM 11.   EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of our other most highly compensated executive officers whose annual salary and bonus during fiscal 1999 exceeded $100,000 (the "Named Executive Officers"). Mr. Mihaly's, Mr. Kasprisin's, and Mr. Dolloff's cash compensation was paid by Acorn. Mr. Hyrb's cash compensation was paid by UnionTools. Non-cash compensation, other than options to purchase common stock, was paid by UnionTools.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                     ANNUAL COMPENSATION        COMPENSATION
                                                  --------------------------  -----------------
                                                                                   AWARDS
                                                                              -----------------
                                                                                 SECURITIES
                                                                                 UNDERLYING          ALL OTHER
                                                     SALARY        BONUS          OPTIONS           COMPENSATION
   NAME AND PRINCIPAL POSITION          YEAR           ($)          ($)             (#)            ($)(1)(2)(3)(4)
----------------------------------   -----------  -------------  -----------  -----------------  ------------------

GABE MIHALY(5)                           1999         $309,145     $260,000        20,325            $   8,103
President and Chief Executive            1998         $309,145           --        20,325            $  11,284
Officer                                  1997         $299,269     $198,890        20,325            $  93,628

J. MITCHELL DOLLOFF                      1999         $194,072     $     --         8,125            $   5,846
Senior Vice President Operations         1998         $155,000           --         8,125            $  15,845
and President of Watering                1997          $14,307     $ 20,000         8,125                   --
Products Division

THOMAS A. HYRB(6)                        1999         $173,736     $     --        10,150            $   5,550
Senior Vice President of                 1998         $173,677           --        10,150            $   9,943
Operations of UnionTools                 1997         $169,830     $ 25,475        10,150            $   9,850

STEPHEN M. KASPRISIN(7)                  1999         $162,490     $     --        10,150            $ 217,824
Chief Financial Officer and Vice         1998         $173,085           --        10,150            $   9,924
President of the Company and             1997         $169,252     $ 25,388        10,150            $  10,623
UnionTools

----------------------

(1) Amounts shown include matching benefits paid under our defined contribution 401(k) plan and other miscellaneous cash benefits, but do not include retirement benefits under our Salaried Employee Pension Plan or Supplemental Pension Plan. See "Pension Plans."

(2) Amounts shown for fiscal 1997 include the following: (a) $5,683, $5,642 and $5,639 of matching benefits paid under our defined contribution 401(k) plan for Messrs. Mihaly, Hyrb and Kasprisin, respectively; (b) $80,976 for Mr. Mihaly with respect to accelerated vesting of in-the-money stock options; and (c) $2,553 paid by us with respect to supplementary life insurance for the benefit of Mr. Mihaly.

(3) Amounts shown for fiscal 1998 include the following: (a) $5,724, $3,130, $5,736 and $5,736 of matching benefits paid under our defined contribution 401(k) plan for Messrs. Mihaly, Dolloff, Hyrb and Kasprisin, respectively;
     (b) $2,553 paid by us with respect to supplementary life insurance for the benefit of Mr. Mihaly; and (c) $11,119 paid by us with respect to relocation expenses of Mr. Dolloff.

(4) Amounts shown for fiscal 1999 include the following: (a) $5,550, $5,846, $5,550 and $4,873 of matching benefits paid under our defined contribution 401(k) plan for Messrs. Mihaly, Dolloff, Hyrb and Kasprisin, respectively; and (b) $2,553 paid by us with respect to supplementary life insurance for the benefit of Mr. Mihaly.

(5) Mr. Mihaly's employment with the Registrant and UnionTools ended upon his resignation on September 2, 1999.

(6) Mr. Hyrb's employment with UnionTools ended upon his resignation on September 2, 1999.

(7) Mr. Kasprisin's employment with the Registrant and UnionTools ended upon his resignation in June 1999. Severance payments totaling $212,951 were paid by us to Mr. Kasprisin.

                 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END
                               OPTION VALUE TABLE

           The following table provides certain information regarding the number and value of stock options held by our Named Executive Officers at July 30, 1999.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                        OPTIONS AT FISCAL YEAR-END       IN-THE-MONEY OPTIONS AT
                                                                   (#)                   FISCAL YEAR-END ($)(2)
                                                       -----------------------------  ------------------------------
                               SHARES
                              ACQUIRED
                                 ON         VALUE
                              EXERCISE    REALIZED
           NAME                  (#)        ($)(1)     EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----------------------------  ----------  -----------  ------------   --------------  -------------  ---------------
Gabe Mihaly                       0           0          92,252          44,748          80,340            0
J. Mitchell Dolloff               0           0          28,273          19,819            0               0
Thomas A. Hyrb                    0           0          34,110          21,131            0               0
Stephen M. Kasprisin              0           0          30,450          10,150            0               0

--------------------

(1) Value realized represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without consideration for any taxes or brokerage expenses which may have been owed.

(2) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($4.63 based on the average of the high and low sale prices on July 30, 1999). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

PENSION PLANS

         UnionTools maintains seven noncontributory defined benefit pension plans covering substantially all of our hourly employees. UnionTools also maintains a noncontributory defined benefit pension plan covering our salaried, administrative and supervisory employees (the "Salaried Employee Pension Plan") and a supplemental noncontributory defined benefit pension plan covering certain of our senior executive officers (the "Supplemental Pension Plan").

         The following table sets forth the estimated annual benefits payable upon retirement under the Salaried Employee Pension Plan based on retirement at age 65 and fiscal 1999 covered compensation.

                                                              YEARS OF SERVICE
                                                              ----------------
REMUNERATION(1)                         15               20               25                30               35
------------                            --               --               --                --               --
$125,000                             $42,187          $56,250          $70,313           $70,313          $70,313
160,000 and above                    $54,000          $72,000          $90,000           $90,000          $90,000

---------------------------

(1)  Based on final earnings.

         For each of our Named Executive Officers, the Salaried Employee Pension Plan covers total compensation as listed in the summary compensation table, but limited to $160,000 as required by the Employee Retirement Income Security Act of 1974. Messrs. Mihaly, Dolloff, Hyrb, and Kasprisin have credited service of approximately 8, 2, 7 and 10 years, respectively, under the Salaried Employee Pension Plan. Benefits under the Salaried Employee Pension Plan are based on years of credited service and final earnings (the highest average monthly earnings over any 60 consecutive calendar month period in the 120 calendar months preceding retirement or termination of employment). Monthly benefits are paid under the Salaried Employee Pension Plan in an amount equal to 2.25% of the employees' final earnings multiplied by the lesser of 25 years or the total number of years of credited service. Benefits under the Salaried Employee Pension Plan for credited years of service prior to 1993 were determined pursuant to a formula that yielded slightly lower benefits. Accordingly, actual benefits for each of the Named Executive Officers are slightly lower than the amounts indicated in the foregoing table. Benefits under the Salaried Employee Pension Plan are not subject to any offset.

         The following table sets forth the estimated annual benefits payable upon retirement under the Supplemental Pension Plan based on retirement at age 65 and fiscal 1999 covered compensation.

                                                              YEARS OF SERVICE
                                                              ----------------
REMUNERATION(1)                         15               20               25                30               35
------------                            --               --               --                --               --
$175,000                             $ 5,062          $ 6,750          $ 8,437           $ 8,437          $ 8,437
200,000                               13,500           18,000           22,500            22,500           22,500
225,000                               21,938           29,250           36,563            36,563           36,563
250,000                               30,375           40,500           50,625            50,625           50,625
300,000                               47,250           63,000          78,7570            78,750           78,750
400,000                               81,000          108,000          135,000           135,000          135,000

---------------------------

(1)  Based on final earnings.

For Mr. Mihaly, the Supplemental Pension Plan covers compensation as listed in the summary compensation table above $160,000. Mr. Mihaly has credited service of approximately 8 years under the Supplemental Pension Plan. Benefits under the Supplemental Pension Plan are based on years of credited service and final earnings (the highest average monthly earnings over any 60 consecutive calendar month period in the 120 calendar months preceding retirement or termination of employment). Monthly benefits are paid under the Supplemental Pension Plan in an amount equal to 2.25% of the employees' final earnings (as described above) multiplied by the lesser of 25 years or the total number of years of credited service. Benefits under the Supplemental Pension Plan are not subject to any offset.

AGREEMENTS WITH KEY EMPLOYEES

         In May 1997, we entered into an employment agreement with Mr. Mihaly which provides for his employment as our President and the President and Chief Executive Officer of UnionTools. This employment agreement terminated upon Mr. Mihaly's resignation on September 2, 1999.

         In May 1999, we entered into a separation agreement with Mr. Kasprisin. The agreement included severance payments equal to the highest aggregate annual compensation (including salary, bonuses and incentive payments) includible in gross income paid during any one of the last three years preceding his termination. This resulted in a lump sum payment of $212,951. The agreement also included the continuation of employee benefits for one year from the date of termination.

         In June 1999, we entered into agreements with Messrs. Meyer, Dolloff and Jacob which provide that following termination of such officers' employment with us, we will pay to such employee an amount equal to the highest aggregate annual compensation (including salary, bonuses and incentive payments) includable in gross income paid to such employee during any one of the three taxable years preceding the date of his termination. If such termination occurs within two years following a change in control (as defined in such agreement), we also are required to pay to such employee an amount equal to two times the amount described in the preceding sentence.

         In September, 1999, we entered into Separation Agreements with Mr. Mihaly and Mr. Hyrb. Mr. Mihaly's agreement included severance payments totaling $500,000 and the continuation of employment benefits for one year from the effective date of the agreement. Mr. Hyrb's agreement included severance payments totaling approximately $215,000 (equal to the highest one year salary and bonus for the last three years) and the continuation of employment benefits for one year from the effective date of the agreement.

         On September 2, 1999, upon Mr. Meyer's promotion to President and Chief Executive Officer and in accordance with the 1997 Stock Incentive Plan, we entered into a stock option agreement with Mr. Meyer pursuant to which Mr. Meyer was granted an option to acquire a total of 400,000 shares of our common stock which vest as follows: (i) 100,000 option shares as of September 1, 1999 (the "Initial Vesting Date") and (ii) 100,000 option shares per year for three years thereafter provided that Mr. Meyer continues to serve as President and Chief Executive Officer. The exercise prices of the options are determined as of the applicable vesting dates and are equal to the Fair Market Value of the Common Stock on such dates. Each will expire on the tenth anniversary of its date of grant.

         On October 12, 1999, in consideration for the cancellation of 32,500 options granted to him in 1997 at an exercise price of $14.00 per share, we granted Mr. Dolloff, our Senior Vice President of Operations, options to purchase 16,250 shares of our common stock, all of which were vested immediately, at an exercise price of $3.00 per share. Additionally, on October 12, 1999, we granted Mr. Jacob, our Vice President and Chief Financial Officer, options to purchase 16,250 shares of our common stock, all of which were vested immediately, at a exercise price of $3.00 per share.

ITEM 12.   SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, each of our directors, each of our Named Executive Officers, and all of our directors and executive officers as a group as of October 22, 1999:

                                                                               SHARES BENEFICIALLY OWNED (1)(2)

                             STOCKHOLDER                                            NUMBER             PERCENT
The TCW Group, Inc.(3)                                                               3,162,049          52.5%
Oaktree Capital Management, LLC(4)                                                   1,149,500          19.1%
OCM Principal Opportunities Fund, L.P.                                               1,149,500          19.1%
J. & W. Seligman & Co. Incorporated(5)                                                 721,715          12.0%
A. Corydon Meyer(6)                                                                    110,000           1.8%
Gabe Mihaly(7)                                                                         110,177           1.8%
J. Mitchell Dolloff(8)                                                                  20,148            *
Thomas A. Hyrb(9)                                                                       34,110            *
Stephen M. Kasprisin(10)                                                                33,950            *
William W. Abbott(11)                                                                   28,086            *
Matthew S. Barrett(12)                                                               1,149,500          19.1%
Stephen A. Kaplan(13)                                                                1,149,500          19.1%
John I. Leahy(14)                                                                       23,946            *
All directors and executive officers as a group (10 persons) (15)                    1,315,080          22.0%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2) The address of the TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, California 90017. The address of Oaktree, the OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund"), Mr. Barrett and Mr. Kaplan is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. The address of J. & W. Seligman & Co. Incorporated ("JWS") is 100 Park Avenue, New York, New York 10017. The address for Messrs. Meyer, Mihaly, Dolloff, Hyrb and Kasprisin is c/o Acorn Products, Inc., 390 Dublin Avenue, Columbus, Ohio 43215. The address of Mr. Abbott is 6923 Greentree Drive, Naples, Florida 33963. The address of Mr. Leahy is c/o Management & Marketing Associates, 30 East Padonia Road, Timonium, Maryland 21093.

(3) The TCW Group, Inc. is the parent corporation of TCW Asset Management Company ("TAMCO"). TAMCO is the managing general partner of TCW Special Credits, a general partnership among TAMCO and certain individual general partners (the "Individual Partners"). TCW Special Credits is
         (i) the general partner of four limited partnerships that hold shares of common stock (the "TCW Limited Partnerships") and (ii) the investment advisor for three third party accounts that hold shares of common stock (the "TCW Accounts"). The TCW Limited Partnerships and the TCW Accounts in the aggregate hold 2,148,576 shares of common stock. The TCW Group, Inc. also is the parent corporation of Trust Company of the West, which is the trustee of four trusts that hold shares of common stock (the "TCW Trusts"). The TCW Trusts in the aggregate hold 1,013,473 shares of common stock. The following TCW Limited Partnerships and TCW Trusts individually beneficially own more than 5% of the outstanding shares of common stock: TCW Special Credits Fund III (660,036 shares or 11.0%); TCW Special Credits Fund IIIb (625,988 shares or 10.4%); and TCW Special Credits Trust IIIb (447,124 shares or 7.4%). Certain of the Individual Partners also are principals of Oaktree. The Individual Partners, in their capacity as general partners of TCW Special Credits, have been designated to manage the TCW Limited Partnerships, the TCW Accounts and the TCW Trusts. Although Oaktree provides consulting, research and other investment management support to the Individual Partners, Oaktree does not have voting or dispositive power with respect to the TCW Limited Partnerships, the TCW Accounts or the TCW Trusts.

(4)      All of such shares of common stock are owned by the Oaktree Fund.

(5) JWS directly owns 277,720 shares, or 4.6%, of the common stock. JWS, as an investment adviser for Seligman Value Fund Series, Inc. - Seligman Small Cap Value Fund (the "Fund"), may be deemed to beneficially own the shares of the Fund. The Fund owns 430,000 shares, or 7.1%, of the common stock. William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares reported by JWS. The information in this note is taken from a Schedule 13G filed with the Securities and Exchange Commission on February 9, 1999 by the persons named herein.

(6) Includes vested option of 100,000 shares of common stock issued in accordance with the 1997 Stock Incentive Plan and 10,000 shares of common stock which are subject to a restricted stock agreement between Mr. Meyer and us. Excludes 300,000 shares of common stock issuable pursuant to options not exercisable within 60 days.

(7) Includes 17,925 shares of common stock which are owned jointly by Mr. Mihaly and his spouse.

(8) Reflects 20,148 shares of common stock issuable pursuant to options exercisable within 60 days. Excludes 11,692 shares of common stock issuable pursuant to options not exercisable within 60 days.

(9) Reflects 34,110 shares of common stock issuable pursuant to options exercisable within 60 days. Excludes 21,131 shares of common stock issuable pursuant to options not exercisable within 60 days.

(10) Includes 3,500 shares of common stock which are owned jointly by Mr. Kasprisin and his spouse.

(11) Includes 9,486 shares of common stock issuable pursuant to stock options exercisable within 60 days. Does not include 6,085 shares of common stock issuable pursuant to the Director Stock Plan. Excludes 100,000 shares of common stock issuable pursuant to options not exercisable within 60 days.

(12) Reflects shares of common stock owned by the Oaktree Fund and also shown as beneficially owned by Oaktree. To the extent that Mr. Barrett, as a managing director of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of common stock. Mr. Barrett disclaims beneficial ownership of such shares of common stock. Does not include 9,486 shares of common stock issuable pursuant to options exercisable within 60 days and 6,085 shares of common stock issuable pursuant to the Director Stock Plan. Pursuant to TCW's policy, all compensation paid to Mr. Barrett is donated to charity.

(13) Reflects shares of common stock owned by the Oaktree Fund and also shown as beneficially owned by Oaktree. To the extent that Mr. Kaplan, as a principal of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of common stock. Mr. Kaplan disclaims beneficial ownership of such shares of common stock. Does not include 9,486 shares of common stock issuable pursuant to options exercisable within 60 days and 6,085 shares of common stock issuable pursuant to the Director Stock Plan. Pursuant to Oaktree's policy, all compensation paid to Mr. Kaplan is contributed to the Oaktree Fund.

(14) Includes 9,486 shares of common stock issuable pursuant to options exercisable within 60 days. Does not include 3,042 shares of common stock issuable pursuant to the Director Stock Plan.

(15)     See notes (6) through (14) above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of our executive officers served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

TRANSACTIONS BETWEEN DIRECTORS, EXECUTIVE OFFICERS AND THE REGISTRANT

         In December 1993 and May 1994, we issued subordinated notes in the aggregate principal amount of approximately $31.4 million to the TCW Funds. In August 1996, we issued 100 shares of Series A Preferred Stock to the TCW Funds as payment in full of accrued interest on the subordinated notes for fiscal 1995 and fiscal 1996. In July 1997, we used $9.6 million of the proceeds from its initial public offering to redeem the Series A Preferred Stock and pay accumulated dividends thereon and $11.0 million of the proceeds from our initial public offering to repay a portion of the subordinated notes and accrued interest thereon. The remaining $24.0 million aggregated principal amount of the subordinated notes was exchanged for 1,716,049 shares of common stock.

         In December 1996, we issued a subordinated promissory note to the TCW Funds in the aggregate principal amount of $6.0 million and bearing interest at a rate of 13% per year as bridge financing. In December 1996, we paid $6.3 million to the TCW Funds in prepayment of the subordinated promissory note, accrued interest thereon and a $180,000 facility fee.

         Conor D. Reilly, the Chairman of the Board of the Registrant and of UnionTools until October 12, 1999, is a partner in the law firm of Gibson, Dunn & Crutcher LLP. We paid fees of approximately $762,000 to Gibson, Dunn & Crutcher LLP in fiscal 1999.

         In January 1994, Mr. Mihaly, the President, Chief Executive Officer and a director of the Registrant and UnionTools, received a loan from UnionTools in the aggregate principal amount of $245,000. The loan was originally intended to mature in January 1998, but the loan was subsequently extended to and paid in October 1998 to coincide with the payment of Mr. Mihaly's one-time cash bonus to be paid in connection with his employment agreement. The loan bore interest at an annual rate of 5.34% and was secured by a pledge of common stock.

         In October 1999, UnionTools entered into a Sixth Amendment to the existing Credit Agreement with Heller Financial, Inc. Pursuant to the amendment, the Oaktree Fund and certain of the TCW Funds, which collectively own a majority of our outstanding common stock, made a capital infusion of $6.0 million into UnionTools. The loan bears interest at an annual rate of 12% and is payable quarterly in additional promissory notes or, following repayment of all borrowings under the Credit Agreement other than the $6.0 million note, in cash. The principal balance of the $6.0 million loan, together with all accrued but unpaid interest thereon, is due and payable in full in August
2001 and can be exchanged for common stock of the Registrant prior to repayment at the election of the TCW Funds and Oaktree Funds.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of Acorn are filed with this Annual Report on Form 10-K pursuant to Item 8:

               -    Report of Independent Auditors

               -    Consolidated Balance Sheets as of July 31, 1998 and July 30,
                    1999

               - Consolidated Statements of Operations for fiscal 1997, fiscal 1998 and fiscal 1999

               - Consolidated Statements of Stockholders' Equity for fiscal 1997, fiscal 1998, and fiscal 1999

               - Consolidated Statements of Cash Flows for fiscal 1997, fiscal 1998 and fiscal 1999

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

         (a)(3)The following items are filed as exhibits to this Annual Report on Form 10-K (management contracts and compensatory plans are indicated by an asterisk (*)):

        Exhibit
        Number                   Description
        -------                  -----------
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

         4.1      Specimen Stock Certificate for common stock.***

         10.1*    Employment Agreement, dated as of May 29, 1997, among the
                  Company, UnionTools, Inc. and Gabe Mihaly.***

         10.2.1* Employment Severance Agreement, dated as of May 29, 1997, among the Company, UnionTools and Thomas A. Hyrb.***

         10.2.2* Employment Severance Agreement, dated as of May 29, 1997, among the Company, UnionTools and Stephen M. Kasprisin.***

         10.2.3* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools and J. Mitchell Dolloff.**

         10.2.4* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools and A. Corydon Meyer.**

         10.2.5* Employment Severance Agreement, dated as of August 31, 1999 among the Company, UnionTools and John Jacob.**

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

         10.13    Master Lease Agreement, dated as of June 4, 1998, between
                  BancBoston Leasing, Inc., and UnionTools. (Reference is made to Exhibit 10.13 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998).

         10.14    Rider No. 1 to Master Lease Agreement, dated as of June 4,
                  1998, between BancBoston Leasing, Inc., and UnionTools.
                  (Reference is made to Exhibit 10.14 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange
                  Commission on October 29, 1998).

         10.15    Amendment No.1 to Credit Agreement, dated as of November 24,
                  1997, between UnionTools, Inc., and Heller Financial, Inc.
                  (Reference is made to Exhibit 10 to Form 10-Q for the quarter ended October 31, 1997, filed with the Securities and Exchange
                  Commission on December 15, 1997).

         10.16 Amendment No. 2 to Credit Agreement, dated as of May 22, 1998, between UnionTools, Inc., and Heller Financial, Inc.
                  (Reference is made to Exhibit 10.16 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange
                  Commission on October 29, 1998).

         10.17    Amendment No. 3 to Credit Agreement, dated as of October 29,
                  1998, between UnionTools, Inc., and Heller Financial, Inc.
                  (Reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended October 30, 1998, filed with the Securities and Exchange Commission on December 8, 1998).

         10.18    Amendment No. 4 to Credit Agreement, dated as of February 26,
                  1999, between UnionTools, Inc., and Heller Financial, Inc.
                  (Reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended January 29, 1999, filed with the Securities and Exchange Commission on March 15, 1999).

         10.19    Amendment No. 5 to Credit Agreement, dated as of June 10,
                  1999, between UnionTools, Inc., and Heller Financial, Inc.
                  (Reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999).

         10.20    Amendment No. 6 to Credit Agreement, dated as of October 28,
                  1999, between UnionTools, Inc., and Heller Financial, Inc.
                  (Reference is made to Exhibit 99.2 to the Current Report on Form 8-K dated October 27, 1999, and filed with the Securities and Exchange Commission on October 29, 1999).

         10.21*   Acorn Products, Inc. 1997 Nonemployee Director Stock Incentive
                  Plan. (Reference is made to Exhibit 4(a) on a Registration
                  Statement on Form S-8 (Registration Number 333- 58807) filed with the Securities and Exchange Commission on July 9, 1998.)



         10.22* Compensation Agreement, dated as of October 28, 1999, between the company and W. Wallace Abbott.**

         21.1     Subsidiaries of the Company.**

         23.1     Consent of Ernst & Young LLP.**

         24.1     Power of Attorney.**

         27.1     Financial Data Schedule.**

------------------

** Filed herewith.

***Previously filed with the same exhibit number on a Registration Statement on Form S-1 (Registration Number 333-25325) filed with the Securities and Exchange Commission on April 17, 1997, as amended.

Copies of exhibits may be obtained by writing to Investor Relations, Acorn Products, Inc., 390 Dublin Avenue, P.O. Box 1930, Columbus, Ohio 43216. Persons requesting copies will be charged a reasonable fee to cover reproduction and mailing expenses.

         (b) Reports on Form 8-k.

             We filed the following Current Reports on Form 8-K since April 30, 1999:

             (i) Current Report on Form 8-K, dated October 27, 1999, filed with the Securities Exchange Commission on October 29, 1999 (Items 5 and 7).

         (c) Exhibits.

             The exhibits to this report follow the signature page.

         (d) Financial Statement Schedules.

             The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACORN PRODUCTS, INC.


                                  By:  /s/ John G. Jacob
                                      ----------------------------------------
                                  Name: John G. Jacob
                                  Title: Vice President and Chief Financial
                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  Principal Executive Officer:

                                  By:   * A. Corydon Meyer
                                      ----------------------------------------
                                  Name: A. Corydon Meyer
                                  Title: President and Chief Executive Officer


                                  Principal Financial Officer:

                                  By:  /s/ John G. Jacob
                                      ----------------------------------------
                                  Name: John G. Jacob
                                  Title: Vice President and Chief Financial
                                         Officer


                                  Principle Accounting Officer:

                                  By:   * L.B. Dove, II
                                      ----------------------------------------
                                  Name: L.B. Dove, II
                                  Title: Chief Accounting Officer


                                  Directors:

                                  *William W. Abbott
                                  --------------------------------------------
                                  William W. Abbott, Chairman

                                  *Matthew S. Barrett
                                  --------------------------------------------
                                  Matthew S. Barrett, Director

                                  *Stephen A. Kaplan
                                  --------------------------------------------
                                  Stephen A. Kaplan, Director

                                  *John I. Leahy
                                  --------------------------------------------
                                  John I. Leahy, Director


*By:  /s/ John G. Jacob
     -------------------------------
     John G. Jacob, attorney-in-fact


Dated: November 11, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Acorn Products, Inc.

We have audited the accompanying consolidated balance sheets of Acorn Products, Inc. and Subsidiaries as of July 31, 1998 and July 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years ended August 1, 1997, July 31, 1998 and July 30, 1999. Our audits also include the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Products, Inc. and Subsidiaries at July 31, 1998 and July 30, 1999 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                    /S/ ERNST & YOUNG LLP


Columbus, Ohio
September 15, 1999 except for
  Notes 4 and 13, as to which
  the date is October 28, 1999

                    ACORN PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JULY 31,           JULY 30,
                                                                                            1998               1999
                                                                                            ----               ----
ASSETS
Current assets:
  Cash                                                                                   $     1,240        $     1,222
  Accounts receivable, less reserves for
    doubtful accounts, sales discounts, and other
    allowances (1998-$894; 1999-$2,244)                                                       24,553             20,212
  Inventories                                                                                 30,123             30,891
  Prepaids and other current assets                                                            2,948              2,193
                                                                                         -----------        -----------
     Total current assets                                                                     58,864             54,518
Property, plant and equipment, net of accumulated
  depreciation                                                                                16,205             16,622
Goodwill, net of accumulated amortization                                                     35,271             35,793
Other intangible assets                                                                        2,293              1,934
                                                                                         -----------        -----------
     Total assets                                                                          $ 112,633          $ 108,867
                                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility (average interest
    rate of 8.32% - 1998 and  8.01% - 1999)                                               $   16,308         $   22,354
  Accounts payable                                                                             7,010             10,294
  Accrued expenses                                                                             4,413              6,472
  Income taxes payable                                                                            43                123
  Other current liabilities                                                                      445                157
                                                                                         -----------        -----------
     Total current liabilities                                                                28,219             39,400
Acquisition term loan (average interest rate of
  8.19% - 1998 and 8.60% - 1999)                                                              16,009             16,009
Other long-term liabilities                                                                    4,054              3,268
                                                                                         -----------        -----------
     Total liabilities                                                                        48,282             58,677

Contingency - Note 8

Stockholders' equity:
  Common stock, par value of $.001 per share,
    20,000,000 shares authorized, 6,464,105 shares
    issued, 6,464,105 and 6,021,705 shares outstanding
    at July 31, 1998 and July 30, 1999, respectively                                          78,391             78,391
  Contributed capital-stock options                                                              460                460
  Accumulated other comprehensive loss                                                          (285)              (682)
  Retained earnings (deficit)                                                                (14,215)           (25,491)
                                                                                         -----------        -----------
                                                                                              64,351             52,678
  Common stock in treasury, 442,400 shares                                                         -             (2,488)
                                                                                         -----------        -----------
     Total stockholders' equity                                                               64,351             50,190
                                                                                         -----------        -----------
     Total liabilities and stockholders' equity                                            $ 112,633          $ 108,867
                                                                                         ===========        ===========

                             See accompanying notes.

                    ACORN PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE FISCAL YEAR ENDED

                                                  AUGUST 1,      JULY 31,      JULY 30,
                                                    1997           1998          1999
                                               ------------    -----------   ------------

Net sales                                        $ 101,011      $ 107,758     $ 111,414
Cost of goods sold                                  73,982         82,480        91,149
                                                 ---------      ---------     ---------
Gross profit                                        27,029         25,278        20,265

Selling, general and administrative expenses        18,293         20,033        23,319
Interest expense                                     7,176          2,560         3,401
Amortization of intangibles                            837            917         1,087
Other expenses, net:
  Watering products consolidation                        -              -           355
  Plant consolidation                                    -              -           993
  Strategic transactions                                 -              -           994
  Miscellaneous                                      1,548            259           311
                                                 ---------      ---------     ---------

Income (loss) from continuing operations
   before income taxes                                (825)         1,509       (10,195)
Income taxes                                           134            230           145
                                                 ---------      ---------     ---------
Income (loss) from continuing operations              (959)         1,279       (10,340)

Discontinued operations:
   Loss from operations                             (1,499)             -             -
   Loss on disposal                                 (8,421)             -          (936)
                                                 ---------      ---------     ---------
      Loss from discontinued operations             (9,920)             -          (936)
                                                 ---------      ---------     ---------
Net income (loss)                                  (10,879)         1,279     $ (11,276)

Preferred stock dividend                            (1,018)             -             -
                                                 ---------      ---------     ---------
Net income (loss) applicable to common
   stock                                         $ (11,897)     $   1,279     $ (11,276)
                                                 =========      =========     =========

BASIC AND DILUTED EARNINGS PER SHARE DATA:
Loss from continuing operations                  $    (.48)     $    0.20     $   (1.64)
Loss from discontinued operations                    (5.00)             -         (0.15)
Preferred stock dividend                              (.51)             -             -
                                                 ---------      ---------     ---------
Net income (loss) per share                      $   (5.99)     $    0.20     $   (1.79)
                                                 =========      =========     =========

                             See accompanying notes.

                   ACORN PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                    COMMON STOCK                PREFERRED STOCK
                                    ------------                ---------------

                               NUMBER OF                     NUMBER OF
                                SHARES       AMOUNT            SHARES      AMOUNT
                                ------       ------            ------      ------

Balances at
  August 2, 1996               1,490,826    $   14,406           100    $    8,596
Net loss for the period
  August 3, 1996 through
  August 1, 1997                       -             -             -             -
Adjustment to minimum
   pension liability                   -             -             -             -
Comprehensive loss                     -             -             -             -
Redemption of preferred
  stock                                -             -          (100)       (8,596)
Preferred stock dividend               -        (1,018)            -             -
Conversion of debt to
  equity                       1,716,049        24,025             -             -
Stock issued in public
  offering                     3,250,000        40,890             -             -
Stock options issued                   -             -             -             -
Stock issued                       7,230            88             -             -
                               ----------   -----------        --------  -----------
Balances at August 1, 1997     6,464,105        78,391             -             -

Net loss for the period
  August 2, 1997 through
  July 31, 1998                        -             -             -             -
Adjustment to  minimum
    pension liability                  -             -             -             -
Comprehensive income                   -             -             -             -
                               ----------   -----------        --------  -----------
  Balances at July 31, 1998    6,464,105        78,391             -             -

Net loss for the period
  August 1, 1998 through
  July 30, 1999                        -             -             -             -
Adjustment to minimum
   pension liability                   -             -             -             -
Comprehensive loss                     -             -             -             -
Purchase of treasury stock      (442,400)            -             -             -
                               ----------   -----------        --------  -----------
Balances at July 30, 1999      6,021,705    $   78,391           $ -           $ -
                               ==========   ===========        ========  ===========


                              CONTRIBUTED   ACCUMULATED
                                CAPITAL        OTHER        RETAINED
                                 STOCK     COMPREHENSIVE    EARNINGS       TREASURY
                                OPTIONS         LOSS        (DEFICIT)       STOCK      TOTAL
                              ----------- -------------- -------------   ----------  -----------
Balances at
  August 2, 1996              $      340   $     (197)   $   (4,615)          $ -    $   18,530
Net loss for the period
  August 3, 1996 through
  August 1, 1997                       -            -       (10,879)            -       (10,879)
Adjustment to minimum
   pension liability                   -           64             -             -            64
                                                                                     -----------
Comprehensive loss                     -            -             -             -       (10,815)

Redemption of preferred
  stock                                -            -             -             -        (8,596)
Preferred stock dividend               -            -             -             -        (1,018)
Conversion of debt to
  equity                               -            -             -             -        24,025
Stock issued in public
  offering                             -            -             -             -        40,890
Stock options issued                 120            -             -             -           120
Stock issued                           -            -             -             -            88
                              ----------- -------------- -------------   ----------  -----------
Balances at August 1, 1997           460         (133)      (15,494)            -        63,224

Net loss for the period
  August 2, 1997 through
  July 31, 1998                        -            -         1,279             -         1,279
Adjustment to  minimum
    pension liability                  -         (152)            -             -          (152)
                                                                                     -----------
Comprehensive income                   -            -             -             -         1,127
                              ----------- -------------- -------------   ----------  -----------
  Balances at July 31, 1998          460         (285)      (14,215)            -        64,351

Net loss for the period
  August 1, 1998 through
  July 30, 1999                        -            -       (11,276)            -       (11,276)
Adjustment to minimum
   pension liability                   -         (397)            -             -          (397)
                                                                                     -----------
Comprehensive loss                     -            -             -             -       (11,673)

Purchase of treasury stock             -            -             -        (2,488)       (2,488)
                              ----------- -------------- -------------   ----------  -----------
Balances at July 30, 1999     $      460   $     (682)   $  (25,491)     $ (2,488)   $   50,190
                              =========== ============== =============   ==========  ===========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE FISCAL YEAR ENDED

                                                                       AUGUST 1,           JULY 31,           JULY 30,
                                                                         1997                1998               1999
                                                                         ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $ (10,879)           $ 1,279           $(11,276)
Adjustments to reconcile net income (loss)
  to net cash provided by (used  in) continuing operations:
  Loss from discontinued operations                                        9,920                  -                936
  Depreciation and amortization                                            3,489              3,870              5,605
  Reserves for doubtful accounts, sales discounts and
     other allowances                                                        156                181              1,350
  Conversion of accrued interest to common stock                           3,714                  -                  -
  Financing fees, net                                                     (1,218)                 -                  -
  Issuance of stock options                                                  120                  -                  -
  Changes in operating assets and liabilities:
      Accounts receivable                                                 (6,551)            (4,572)             2,991
      Inventories                                                         (3,141)               151               (768)
      Other assets                                                          (886)               682               (495)
      Accounts payable and accrued expenses                                 (773)              (445)             4,449
      Income taxes payable                                                  (750)              (307)                80
      Other liabilities                                                     (751)            (1,072)            (1,471)
                                                                       ------------      ------------       ------------
Net cash provided by (used in) continuing operations                      (7,550)              (233)             1,401
Net cash provided by (used in) discontinued  operations                    2,430                  -                (42)
                                                                       ------------      ------------       ------------
Net cash provided by (used in) operating activities                       (5,120)              (233)             1,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of net assets from acquisition, net of cash acquired             (6,499)            (9,911)                 -
Investment in joint venture                                                 (520)                 -                  -
Purchases of property, plant and equipment, net                           (2,436)            (2,882)            (4,935)
Proceeds from disposal of discontinued operations                          6,863               (625)                 -
                                                                       ------------      ------------       ------------
Net cash used in investing activities                                     (2,592)           (13,418)            (4,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt retired                                                 (7,329)                 -                  -
Acquisition line borrowings                                                6,098              9,911                  -
Net activity on term loan                                                (18,000)                 -                  -
Net activity on revolving loan                                               300              3,471              6,046
Redemption of preferred stock and accrued dividends                       (9,614)                 -                  -
Net proceeds from Initial Public Offering                                 37,176                  -                  -
Issuance of stock                                                             88                  -                  -
Purchase of treasury stock                                                     -                  -             (2,488)
                                                                       ------------      ------------       ------------
Net cash provided by financing activities                                  8,719             13,382              3,558
                                                                       ------------      ------------       ------------
Net increase (decrease) in cash                                            1,007               (269)               (18)
Cash at beginning of period                                                  502              1,509              1,240
                                                                       ------------      ------------       ------------
Cash at end of period                                                   $  1,509           $  1,240           $  1,222
                                                                       ============      ============       ============

Interest paid                                                           $  7,175           $  2,338           $  3,292
                                                                       ============      ============       ============

                            See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF THE BUSINESS

         Founded in 1890, Acorn Products, Inc. (Acorn), through its wholly-owned subsidiary UnionTools, Inc. ("UnionTools" and together with Acorn the "Company") is a leading manufacturer and marketer of non-powered lawn and garden tools in the U.S. The Company's principal products include long handle tools (such as forks, hoes, rakes and shovels), snow tools, posthole diggers, wheelbarrows, striking tools, cutting tools and watering products (such as sprinklers, hose nozzles and hose couplings). The Company sells its products under a variety of well-known brand names. In addition, the Company manufactures private label products for a variety of retailers. The Company sells its products through a variety of distribution channels. Acorn is a holding company with no business operations of its own. (See Note 3 for a discussion of the Company's disposition of its non-lawn and garden operations.)

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

         The Company's largest customer, Sears, accounted for 10.9%, 13.6% and 13.4% of gross sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. Home Depot accounted for 11.0% of gross sales in fiscal 1999. No other customers accounted for 10% or more of the Company's gross sales in fiscal 1997, fiscal 1998 or fiscal 1999.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Acorn and its subsidiaries, McGuire-Nicholas Company, Inc. ("McGuire-Nicholas"), VSI Fasteners, Inc. ("VSI") and UnionTools, Inc. (and its subsidiaries H.B. Sherman Company, Inc. and Union Tools Watering Products, Inc.). All intercompany accounts and transactions have been eliminated. (See Note 3 -- Discontinued Operations regarding the disposal of VSI and McGuire-Nicholas).

         REVENUES

         The Company recognizes revenue from product sales upon shipment.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                  JULY 31,              JULY 30,
                                                    1998                  1999
                                                    ----                  ----
                                                          (IN THOUSANDS)
Finished goods                                    $ 15,202              $ 17,099
Work in process                                      5,709                 5,895
Raw materials and supplies                           9,212                 7,897
                                                ----------             ---------
Total inventories                                 $ 30,123              $ 30,891
                                                ==========             =========

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

Machinery and equipment                              3 to 7 years
Buildings and improvements                           7 to 40 years
Furniture and fixtures                               3 to 7 years

         Property, plant and equipment consists of the following:

                                                       JULY 31,              JULY 30,
                                                         1998                  1999
                                                         ----                  ----
                                                               (IN THOUSANDS)
Land                                                   $  1,626              $  1,626
Buildings and improvements                                5,033                 5,193
Machinery and equipment                                  18,032                21,820
Furniture and fixtures                                    2,177                 3,164
                                                       --------              --------
                                                         26,868                31,803
Accumulated depreciation and amortization               (10,663)              (15,181)
                                                       --------              --------
Property, plant and equipment, net                      $16,205               $16,622
                                                       ========              ========

         Depreciation expense was approximately $2.9 million and $4.5 million for fiscal 1998 and fiscal 1999, respectively. In fiscal 1999, the Company recorded approximately $1.2 million in additional depreciation related to the equipment and tooling of the discontinued product. The net book value of this equipment and tooling at July 30, 1999 approximates its net realizable value.

         GOODWILL

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is amortized on the straight-line method over a forty-year period. Accumulated amortization was $4.0 million at July 31, 1998 and $5.0 million at July 30, 1999. Amortization expense was approximately $1 million in fiscal 1998 and fiscal 1999. The Company periodically assesses the recoverability of its goodwill.

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

         EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of shares of Common Stock outstanding during each period plus dilutive Common Stock equivalents using the treasury stock method. See Note 10 for the computation of basic and diluted earnings per share.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         FISCAL YEAR

         The Company's fiscal year is comprised of the 52 or 53 weeks ending on the Friday closest to July 31 of each year. Unless otherwise stated, references to fiscal 1997, fiscal 1998 and fiscal 1999 relate to the fiscal years ended August 1, 1997, July 31, 1998 and July 30, 1999, respectively, and were comprised of 52 weeks. The Company's interim reporting periods for quarterly periods end on the Friday closest to the last day of each fiscal quarter.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation.

         SEGMENT REPORTING

         In 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that companies report information about operating segments, geographic areas and major customers. The company has evaluated the statement and determined that it has one reportable segment.

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

         MCGUIRE-NICHOLAS

         In January 1997, the Company adopted a formal plan to sell McGuire-Nicholas. Accordingly, McGuire-Nicholas is accounted for as a discontinued operation and classified as such in the accompanying consolidated financial statements. During fiscal 1997, the Company provided for an estimated loss on the disposal of McGuire-Nicholas of $9.9 million, consisting of an estimated loss on disposal of $8.4 million and a provision of $1.5 million of operating losses for fiscal 1997 and anticipated operating losses through the date of closing. The loss on disposal represented the write-off of $7.3 million of goodwill relating to McGuire-Nicholas and the write-down of inventory and other assets to estimated net realizable value.
On August 8, 1997, the Company sold substantially all of the assets of McGuire-Nicholas for approximately $4.7 million, plus the assumption of approximately $4.0 million of related liabilities. During fiscal 1999, the Company recognized an additional charge of approximately $0.9 million relating to the settlement of certain tax and worker's compensation claims.

         RESULTS OF OPERATIONS AND NET ASSETS OF DISCONTINUED OPERATIONS

         The following represents the combined results of operations of the Company's discontinued operations (in thousands):

                                                              FISCAL
                                                               1997
                                                              ------
Revenues                                                      $29,643
Costs and expenses                                             30,731
Interest expense                                                 (411)
Loss from operations                                           (1,499)

         Interest expense has been allocated to discontinued operations for all applicable periods based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

4.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         UnionTools entered into a credit facility (the "Credit Facility") in December 1996 which, as amended and restated in May 1997, November 1997, October 1998, February 1999, and June 1999 provides for a $40 million revolving credit facility (the "Revolving Facility") from January 1 through June 30 ($30 million from July 1 through December 31) and a $35 million acquisition facility (the "Acquisition Line"). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. The Credit Facility originally also provided for a $20 million term loan, which was repaid in June 1997 with a portion of the proceeds from Acorn's initial public offering.

         The Credit Facility contains certain covenants, which, among other things, require UnionTools to maintain specified financial ratios and satisfy certain tests, including minimum interest coverage ratios, and places limits on future capital expenditures by UnionTools. The Credit Facility also includes negative covenants including limitations on indebtedness, liens, guarantees, obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances, optional payments and modifications and other debt instruments, transactions with affiliates, changes in fiscal year, negative pledge clauses and changes in line of business. At July 31, 1999, UnionTools was not in compliance with certain of these debt covenants.

         On October 28, 1999 UnionTools entered into a sixth amendment to the amended and restated Credit Facility (the "Amended Facility") to support operational, capital expenditure, and working capital needs through April 30, 2001, the revised term of the facility. In connection with the Amended Facility, the lenders waived the July 30, 1999 covenant defaults and established revised covenant requirements. The Amended Facility provides for a $40 million revolving credit facility from January 1 through June 30 of each year, $30 million from July 31 through October 31, and $35 million from November 1 through December 31.

In addition, the Amended Facility limits the Acquisition Line to the existing outstanding balance of approximately $16 million and extends the repayment terms as follows:

     DATE                           PAYMENT
     ----                           -------
     September 30, 2000         2.083% of outstanding balance
     December 31, 2000          2.083% of outstanding balance
     March 31, 2001             2.083% of outstanding balance
     April 30, 2001             93.751% of outstanding balance

         Borrowings under the Amended Facility bear interest at either the bank prime rate plus a margin of 1.5% (prime rate at October 28, 1999 was 8.25%) or, at UnionTools' option, the LIBOR rate plus a margin of 3.5% (LIBOR rate at October 28, 1999 was 5.82%). In addition, UnionTools is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility. The Amended Facility also includes a "success fee" that is established based upon the date of repayment of the facility. The "success fee" increases from a minimum of 0.5% of the outstanding facility commitment (if repayment occurs on or before April 30, 2000) to a maximum of 3.0% (if repayment occurs after January 31, 2001).

         Borrowings under the Amended Facility are secured by substantially all of the assets of UnionTools and are guaranteed by Acorn. The Acorn guarantee is secured by a pledge of all the capital stock of UnionTools. In addition, UnionTools is required to make certain mandatory prepayments under the Amended Facility based upon cash flow and certain other events described in the Amended Facility. UnionTools may elect to prepay all or a portion of the Amended Facility at any time. At October 28, 1999 UnionTools had $6.8 million in available borrowings under the Amended Facility.

         On October 28, 1999, in connection with the amendment to the Amended Facility, UnionTools also issued a $6.0 million junior participation term loan note (the "Note") bearing interest at 12.0% per annum. Interest is payable quarterly in arrears on each February 1, May 1, August 1 and November 1 through the issuance of additional term notes or, following repayment of all borrowings under the Amended Facility other than the Notes through the payment of cash. Under the provisions of the Note the lender has the right, at any time during which any unpaid principal amount remains, to exchange the Note for shares of common stock of the Company. The number of shares received will be equal to the sum of the unpaid principal and unpaid interest through date of exchange divided by $3.50. If not previously exchanged for common stock, the Note matures on the latter of August 1, 2001 or ninety-one days after the Expiry Date, as defined in the Amended Facility. The proceeds of the Note were funded through a subordinated participation agreement between the lender and the majority stockholder of the Company. The Note is by its terms incorporated into the Amended Facility and is secured by the collateral in accordance with the terms of the Amended Facility.

         The fair value of the Company's long-term debt approximates the carrying amount at July 30, 1999.

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

         TREASURY STOCK

         During fiscal 1999, Acorn repurchased 442,400 shares of common stock at a cost of $2,488,000.

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

         STOCK OPTIONS

         During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee and nonemployee director stock options and, accordingly, does not recognize compensation costs when the exercise price of such employee stock options is equal to the fair market value of the stock at the grant date.

         Pursuant to employment agreements, certain executive officers of the Company were granted options to purchase shares of Common Stock. Vesting of the options and the related exercise price were contingent upon the attainment of certain profitability targets, and portions of the options that failed to vest expired. The Company recognized compensation expense of $120,000 in fiscal 1997 related to the vesting of these options. Vested options to purchase 39,042 shares of Common Stock . (with an exercise price of $0 and $12.10 per share relating to 33,258 and 5,784 shares, respectively) were outstanding at July 30, 1999 and July 30, 1998. These vested options expire in December 2003.

         In April 1997, Acorn adopted the 1997 Stock Incentive Plan (the "Incentive Plan") for members of senior management and certain other officers and employees of the Company. The purpose of the Incentive Plan is to provide incentives to employees of the Company by granting awards tied to the performance of the Common Stock. Awards to employees may take the form of options, stock appreciation rights or sales or grants of restricted stock. The Company has reserved an aggregate of 730,000 shares of Common Stock for issuance under the Incentive Plan. At July 30, 1999, Acorn has granted options to purchase an aggregate of 371,595 options under the Incentive Plan, at a weighted-average exercise price of $12.61 per share. 242,224 shares were vested (with an exercise price of $14.00 and $5.75 per share relating to 226,525 and 15,699 shares, respectively) at July 30, 1999. 164,550 shares were vested (with an exercise price of $14.00 per share) at July 31, 1998. These vested options expire in June 2004.

         In January 1998, Acorn adopted the 1997 Nonemployee Director Stock Incentive Plan (the "Nonemployee Director Incentive Plan") for non-employee directors of the Company. The purpose of the Nonemployee Director Incentive Plan is to enable the Company to attract and retain nonemployee directors by granting awards tied to the performance of the Common Stock. Awards to nonemployee directors may take the form of options, stock appreciation rights or sales or grants of restricted stock. The Company has reserved an aggregate of 200,000 shares of Common Stock for issuance under the Nonemployee Director Incentive Plan. Acorn has granted options to purchase an aggregate of 47,430 shares of stock under the Nonemployee Director Incentive Plan, at a weighted average exercise of $8.09 per share. 47,430 shares were vested (with an exercise price of $10.25 and $6.70 per share relating to 18,630 and 28,800 shares, respectively) at July 30, 1999. 18,630 shares were vested (with an exercise price of $10.25 per share relating) at July 30, 1998. The 18,630 and 28,800 vested options expire in December 2008 and 2009, respectively.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its incentive stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of the options at the date of grant for the Incentive Plan was $7.80 and $3.56 per share at July 31, 1998 and July 30, 1999, respectively. The fair value of these options at the date of grant for the Nonemployee Director Incentive Plan was $6.71 and $4.34 per share at July 31, 1998 and July 30, 1999, respectively.

         The valuation of the options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999: (i) a risk-free interest rate of 6.35%; (ii) no dividend yield; (iii) a volatility factor of the expected market price of the Company's Common Stock of .397; and (iv) a weighted-average expected life of each option of 10 years.

If the Company had elected to recognize compensation expense based upon the fair value of options at the grant date as prescribed by SFAS No. 123, reported net income (loss) applicable to common stock and per share amounts would have been as follows:

                                                                          FISCAL             FISCAL           FISCAL
                                                                           1997               1998             1999
                                                                           ----               ----             ----
Net income (loss) applicable to common stock (in thousands)              $(12,660)            $ 43           $(11,974)
Net income (loss) applicable to common stock per share                      (6.37)             .01              (1.90)

         The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

         The following table summarizes the stock option activity:

                                                                                                              WEIGHTED
                                                                                                               AVERAGE
                                                                                         NUMBER OF            EXERCISE
                                                                                          SHARES                PRICE
                                                                                         --------            ----------
1997 STOCK INCENTIVE PLAN:

Outstanding at August 3, 1996                                                                      -       $          -
Granted                                                                                      329,100              14.00
Exercised                                                                                          -                  -
Expired/terminated                                                                                 -                  -
                                                                                       -------------
Outstanding at August 1, 1997                                                                329,100              14.00

Granted                                                                                            -                  -
Exercised                                                                                          -                  -
Expired/terminated                                                                                 -                  -
                                                                                       -------------
Outstanding at July 31, 1998                                                                 329,100              14.00

Granted                                                                                       62,795               5.75
Exercised                                                                                          -                  -
Expired/terminated                                                                           (20,300)             14.00
                                                                                       -------------
Outstanding at July 30, 1999                                                                 371,595              12.61
                                                                                       =============

1997 NONEMPOYEE DIRECTOR STOCK INCENTIVE PLAN:

Outstanding at August 1, 1997                                                                      -       $          -
Granted                                                                                       18,630              10.25
Exercised                                                                                          -                  -
Expired/terminated                                                                                 -                  -
                                                                                       -------------
Outstanding at July 31, 1998                                                                  18,630              10.25

Granted                                                                                       28,800               6.70
Exercised                                                                                          -                  -
Expired/terminated                                                                                 -                  -
                                                                                       -------------
Outstanding at July 30, 1999                                                                  47,430               8.09
                                                                                       =============

OTHER STOCK OPTIONS:

Outstanding at August 2, 1996                                                                 70,854       $       6.42
Granted                                                                                            -                  -
Exercised                                                                                     (7,230)             12.10
Expired/terminated                                                                           (24,582)             12.10
                                                                                       -------------

Outstanding at August 1, 1997                                                                 39,042               1.79
Granted                                                                                            -                  -
Exercised                                                                                          -                  -
Expired/terminated                                                                                 -                  -
                                                                                       -------------
Outstanding at July 31, 1998                                                                  39,042               1.79

Granted                                                                                            -                  -
Exercised                                                                                          -                  -
Expired/terminated                                                                                 -                  -
                                                                                       -------------
Outstanding at July 30, 1999                                                                  39,042               1.79
                                                                                       =============

         DIRECTOR STOCK PLAN

         In April 1997, Acorn adopted the Deferred Equity Compensation Plan for Directors (the "Director Stock Plan"). The purpose of the Director Stock Plan is to increase the proprietary interest in the Company of non-employee members of the Board of Directors thereby increasing their incentive to contribute to the success of the Company. Only non-employee directors are eligible to participate in the Director Stock Plan. The number of shares of Common Stock reserved for issuance pursuant to the Director Stock Plan is 73,000. In lieu of cash, non-employee directors can elect to receive all or one-half of their fees in the form of common stock units. The number of common stock units issued is determined by dividing (i) an amount equal to the dollar amount of the fees to be received in the form of common stock units by (ii) the average of the high and low sale prices of the Common Stock on the Nasdaq National Market on the last business day preceding the date of payment. Any cash or stock dividends payable on shares of Common Stock accrue for the benefit of the directors in the form of additional common stock units. Common stock units are distributed to non-employee directors in the form of Common Stock following the director's resignation from the Board of Directors. In addition, common stock units are distributed to directors in the form of Common Stock following the death of the director or a change in control of Acorn as defined in the Director Stock Plan. As of July 31, 1999, 22,856 common stock units had been awarded under the Director Stock Plan representing an equal number of shares of Common Stock to be issued in the future.

6.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 JULY 31,           JULY 30,
                                                                   1998               1999
                                                                   ----               ----
                                                                      (IN THOUSANDS)
Deferred tax assets:
         Inventory                                            $       785       $      1,420
         Accrued expenses and other                                 2,425              2,783
         Net operating loss carryforwards                          13,094             18,886
         Capital loss carryforward                                  2,585              2,585
                                                              -----------       ------------
           Total deferred tax assets                               18,889             25,674
Valuation allowance for deferred tax assets                       (17,323)           (21,542)
                                                              -----------       ------------
Deferred tax assets                                                 1,566              4,132
Deferred tax liabilities:
         Goodwill                                                   1,376              3,029
         Depreciation and other                                       190              1,103
                                                              -----------       ------------
         Total deferred tax liabilities                             1,566              4,132
                                                              -----------       ------------
           Net deferred tax assets                            $         -       $          -
                                                              ===========       ============

         Based upon the Company's history of operating losses and in accordance with SFAS No. 109, management recorded a 100% valuation allowance resulting in no deferred tax assets being recognized.

         At July 31, 1999, the Company has net operating loss carryforwards of $45.3 million for income tax purposes that expire in the years 2009 through 2019 and capital loss carryforwards of $6.2 million for income tax purposes that expire in 2002 through 2003.

         The provision for income taxes is comprised of the following:

                                     YEAR ENDED            YEAR ENDED             YEAR ENDED
                                      AUGUST 1,             JULY 31,               JULY 30,
                                        1997                  1998                   1999
                                        ----                  ----                   ----
                                                         (IN THOUSANDS)
Current--Federal                     $       -               $     40              $      -
Current--State                             134                    190                   145
                                     ----------              ---------             ---------
                                     $     134               $    230              $    145
                                     ==========              =========             =========

         For financial reporting purposes, the federal tax provision for fiscal 1998 represents tax due under the Alternative Minimum Tax (AMT) System as fully reserved operating loss carryforwards eliminate book taxable income. However, in fiscal 1998 the Company generated a loss for federal income tax purposes. Therefore, the federal income tax provision for fiscal 1998 was recorded based on the AMT system. AMT is calculated separately from the regular U.S. federal income tax and is based on a flat rate applied to a broader tax base. The higher of the two taxes is paid. The excess of the AMT paid over regular tax can be carried forward indefinitely to reduce regular tax liabilities in future years.

7.       PENSION AND POST RETIRMENT BENEFIT PLANS

         Union Tools maintains multiple defined benefit pension plans which cover substantially all employees. Benefits paid under the defined benefit plans are generally based either on years of service and the employee's compensation in recent years of employment or years of service multiplied by contractual amounts. The Company's funding policy for all plans is to fund at least the minimum amount required by ERISA.

         Also, the Company sponsors an unfunded defined benefit health care plan that provides post-retirement medical and life insurance benefits to employees who had attained age 50 and 10 years of service by August 1, 1996 and to current participants receiving benefits. Lifetime benefits under the plan are capped at $25,000 per participant.

                                                                    PENSION BENEFITS               POST RETIREMENT BENEFITS
                                                                    ----------------               ------------------------
                                                                 1998             1999              1998             1999
                                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year                          $ 14,045       $ 15,798          $  3,783         $  2,902
Service cost                                                           662            689                17               19
Interest cost                                                        1,149          1,200               197              185
Participant contributions                                                -              -                 -               85
Actuarial losses / (gains)                                           1,156              3              (406)               -
Plan amendments                                                         -              63                 -                -
Benefits paid                                                       (1,214)        (1,065)             (689)            (787)
                                                           ---------------- ---------------- ----------------- ----------------
Benefit obligations at end of year                                  15,798         16,688             2,902            2,404
                                                           ================ ================ ================= ================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                      13,471         14,624                 -                -
Actual return on plan assets                                         1,254          1,345                 -                -
Company contributions                                                1,113          2,198               689              702
Participant contributions                                                -              -                 -               85
Benefits paid                                                      (1,214)         (1,065)             (689)            (787)
                                                           ---------------- ---------------- ----------------- ----------------
Fair value of plan assets at end of year                            14,624         17,102                 -                -
                                                           ================ ================ ================= ================

Funded status of the plans (under-funded)                          (1,174)            414            (2,902)          (2,404)
Unrecognized net actuarial losses / (gains)                          1,884          1,817              (940)            (864)
Minimum pension liability                                          (1,202)        (1,614)                 -                -
Unamortized prior service cost                                         577            618                 -                -
                                                           ---------------- ---------------- ----------------- ----------------
Prepaid (accrued) benefit cost                                    $     85       $  1,235          $ (3,842)        $ (3,268)
                                                           ================ ================ ================= ================

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                                        8.00%          8.00%              7.5%            6.75%
Expected return on plan assets                                       8.75%          8.75%                 -                -
Rate of compensation increase                                        4.00%          4.00%                 -                -


COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                      $    662       $    689          $     17         $     19
Interest cost                                                        1,149          1,200               197              185
Actual return on plan assets                                        (1,254)        (1,345)                -                -
Amortization of prior service cost                                      16             21                 -                -
Recognized net actuarial (gains) / losses                               77             71              (178)             (76)
                                                           ---------------- ---------------- ----------------- ----------------
Net periodic benefit cost                                         $    650       $    636          $     36         $    128
                                                           ================ ================ ================= ================

7.       PENSION AND POST RETIRMENT BENEFIT PLANS (CONTINUED)

The following is a summary of aggregate prepaid benefit costs and aggregate accrued benefit costs:

                                                               JULY 31,          JULY 30,
                                                                 1998              1999
                                                           ----------------- -----------------
                                                                     (IN THOUSANDS)
Aggregate prepaid benefit cost                                 $ 1,771           $ 2,572
Aggregate accrued benefit cost                                  (1,686)           (1,337)
                                                           ----------------- -----------------
Net prepaid (accrued) benefit cost                             $    85           $ 1,235
                                                           ================= =================

The company has individual defined benefit pension plans which have accumulated benefit obligations that are in excess of plan assets. These same plans have projected benefit obligations that are in excess of plan assets. The aggregate accumulated benefit obligations , projected benefit obligations and fair value of plan assets of these plans are as follows:

                                                               JULY 31,          JULY 30,
                                                                 1998              1999
                                                           ----------------- -----------------
                                                                     (IN THOUSANDS)
Aggregate accumulated benefit obligations                      $ 6,147            $6,907
Aggregate projected benefit obligations                        $ 6,147            $6,911
Aggregate fair value of plan assets                              4,460             5,570

HEALTH CARE COST TREND RATE

         The weighted average health care cost trend rate for fiscal 2000 is 5.5% and is assumed to decline to 5% in fiscal 2001 and remain at that level thereafter. The weighted average health care cost trend rate for fiscal 1999 was 6%.

         The assumed health care cost trend rate has a significant effect on the amount reported. A one-percentage point change in the assumed health care cost trend rate would have the following effects on post-retirement benefit obligations:

                                                             1 PERCENTAGE POINT INCREASE        1 PERCENTAGE POINT DECREASE
                                                             ---------------------------        ---------------------------

                                                                                        (IN THOUSANDS)
Effect on total of service and interest cost components
    in fiscal 1999                                                     $ 16                                $ (14)

Effect on total of post-retirement benefit obligation
    in fiscal 1999                                                     $199                                $(175)

DEFINED CONTRIBUTION 401(K) PLAN

         The company also sponsors defined contribution 401(k) plans covering all employees. The Company's matching contribution varies by plan and amounted to $242,555, $293,273 and $310,740 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

8.       COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENT AND OPERATING LEASES

         UnionTools entered into a royalty agreement with The Scotts Company, pursuant to which UnionTools obtained the exclusive right to manufacture, distribute and market in the U.S. and Canada an extensive line of lawn and garden tools under the Scotts-Registered Trademark- brand name. Under the agreement, UnionTools must pay certain minimum royalty amounts annually.

         Rent expense under operating leases was $1.2 million in fiscal 1997, $1.2 million in fiscal 1998 and $1.6 million in fiscal 1999.

         The minimum annual payments for leases under non-cancelable operating leases and the Scotts license agreement at July 30, 1999 are as follows (in thousands):

                       2000                    $1,963
                       2001                     1,900
                       2002                     1,360
                       2003                       843
                       2004                       757
                       Thereafter                 726

LITIGATION

         From time to time, the Company is a party to personal injury litigation arising out of incidents involving the use of Company products purchased by consumers from retailers to whom the Company distributes. The Company generally is covered by insurance for these product liability claims.

         In April 1999, a subsidiary, V.H.G. Tools, Inc. (VHG) and predecessor companies, were joined by Midwest Products, Inc., the defendant, in a product liability lawsuit filed in New Jersey Superior Court, Burlington County, New Jersey. The case is in its early stages, at least as to VHG. Plaintiff's and Midwest allegations do not appear to be supported by evidence, but if plaintiff's and Midwest allegations against VHG are proven, liability could be substantial. The Company believes that any compensatory damages, if awarded, would be covered by insurance.

COLLECTIVE BARGAINING AGREEMENTS

         The majority of the Company's hourly employees are covered by collective bargaining agreements, including those at the primary manufacturing facility in Frankfurt, New York as well as those at the Frankfurt and Columbus, Ohio distributions centers. The collective bargaining agreements covering the Frankfurt and Columbus hourly employees expire in 2001 and 2002, respectively. The Company has not been subject to a strike or work stoppage in over 20 years and believes that its relationships with its employees and applicable unions are good. However, there can be no assurance that the Company will be successful in negotiating new labor contracts on terms satisfactory to the Company or without work stoppages or strikes. A prolonged work stoppage or strike at any of the Company's facilities could have a material adverse effect on the Company's business, financial condition and results of operations.

AGREEMENTS WITH KEY EMPLOYEES

         The Company entered into agreements with certain of its executive officers providing for, under certain circumstances, payments from the Company following the termination of such officers' employment with the Company or following a change in control of the Company (as defined therein).

9.       ACQUISITION OF BUSINESSES

         On February 19, 1997, the Company acquired for approximately $6.3 million in cash certain assets of an injection molding company. The Company accounted for the acquisition as a purchase and the results of the injection molding company's operations are included in the accompanying financial statements beginning with the date of acquisition. The Company is amortizing the non-compete agreement over a seven year period.

         In February 1998, the Company acquired for approximately $3.5 million in cash, the stock of H.B. Sherman Manufacturing Company, Inc. ("Sherman") The Company accounted for the acquisition as a purchase and the results of Sherman's operations are included in the accompanying financial statements beginning with the date of acquisition. The Company is amortizing the goodwill over a forty-year period.

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

10.      EARNINGS PER SHARE

The following table sets forth the computation of basic and dilutive earnings per share:

                                                                           1997               1998                1999
                                                                           ----               ----                ----
Numerator:
    Net income (loss)                                                $ (10,879,000)          $ 1,279,000      $ (11,276,000)
    Preferred stock dividend                                            (1,018,000)                   --                 --
                                                                    ----------------        -------------    ---------------
    Numerator for basic and dilutive earnings per share -
       Net income (loss) applicable to common stock                  $ (11,897,000)          $ 1,279,000      $ (11,276,000)

Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                                           1,985,758             6,464,105          6,313,527

    Effect of dilutive securities:
       1997 Stock Incentive Plan                                                --                    --                 --
       1997 Nonemployee Director Stock Incentive Plan                           --                 1,132                 --
       Deferred Equity Compensation Plan for Directors                          --                12,263                 --
       Other stock options                                                      --                33,258                 --
                                                                    ----------------        -------------    ---------------
       Dilutive potential common shares                                         --                46,653                 --

    Denominator for diluted earnings per share -
       weighted-average shares and
       assumed conversions                                               1,985,758             6,510,758          6,313,527


Basic earnings per share                                             $       (5.99)          $      0.20      $      (1.79)
                                                                    ================        =============    ===============
Diluted earnings per share                                           $       (5.99)          $      0.20      $      (1.79)
                                                                    ================        =============    ===============

         For additional disclosure regarding outstanding stock options and the Deferred Equity Compensation Plan for Directors, see Note 5 - Stockholders' Equity and Derivative Securities. At July 31, 1998, options to purchase 329,100 shares of Common Stock at $14.00 per share and options to purchase 5,784 shares of Common Stock at $12.10 per share were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain financial data of the Company for each quarter of fiscal 1998 and 1999. The financial data for each of these quarters is unaudited but includes all adjustments which the Company believes to be necessary for a fair presentation. All quarters include normal recurring adjustments except for the fourth quarter of 1999 which includes certain adjustments of $8.2 million related to the write-off of obsolete inventory, the write-off of tooling and inventory associated with a discontinued product, increases in the reserve for uncollectible accounts receivable, and increases in the reserve for workers compensation and other miscellaneous adjustments. These operating results, however, are not necessarily indicative of results for any future period.

                                                                            INCOME (LOSS)
                                                                  INCOME         FROM
                                                                  (LOSS)      CONTINUING
                                                                   FROM       OPERATIONS     LOSS FROM
                                                                CONTINUING     PER SHARE   DISCONTINUED    NET INCOME
                                   NET SALES     GROSS PROFIT   OPERATIONS     (DILUTED)    OPERATIONS       (LOSS)
                                  -----------   ------------- ------------  -------------  -------------  ------------
                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1998
First quarter                       $  20,416        $ 5,139     $    (324)    $   (.05)       $     -       $    (324)
Second quarter                         21,143          4,803          (275)        (.04)             -            (275)
Third quarter                          37,911          8,471         1,343          .21              -           1,343
Fourth quarter                         28,288          6,865           535          .08              -             535
                                  -----------      ---------  ------------                 -------------   ------------
                                    $ 107,758        $25,278     $  (1,279)    $    .20        $     -        $ (1,279)
                                  ===========      =========  ============                 =============   ============
1999
First quarter                       $  22,172        $ 5,358     $    (508)    $   (.08)       $  (166)       $   (674)
Second quarter                         22,449          5,484        (1,490)        (.23)             -          (1,490)
Third quarter                          40,434         10,470         2,324          .37              -           2,324
Fourth quarter                         26,359        (1,047)       (10,666)       (1.77)          (770)        (11,436)
                                  -----------      ---------  ------------                 -------------   ------------
                                    $ 111,414        $20,265     $(10,340)     $  (1.79)     $    (936)       $(11,276)
                                  ===========      =========  ============                 =============   ============

12.      OTHER EXPENSES

         In January 1999, the Company incurred expenses of $355,000 in consolidating its watering products division into a single facility.

         The company incurred expenses for legal, accounting, consulting and other expenses of $994,000 in fiscal 1999 related to certain strategic transactions.

         In March 1999, the Company announced that it would consolidate its Columbus, Ohio manufacturing facility into its primary manufacturing facility in Frankfort, New York. The Columbus manufacturing facility continued to operate through August 1999, at which time operations ceased. The company expects the total net cost of the consolidation to be under $3 million, of which less than $1 million is related to net capital expenditures. Cost incurred in fiscal 1999 related to the consolidation totaled $993,000.

13.      COMPANY OPERATIONS

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,276,000 in fiscal 1999 and was in violation of the covenants under its Credit Facility (see note 4). The Company has been substantially dependent upon borrowings under the Credit Facility to finance its working capital needs during the peak sales period, to finance acquisitions, and to finance the repurchase of $2,488,000 of common stock during fiscal 1999.

         Through the third quarter of fiscal 1999, the Company had reported net income of $160,000. The fourth quarter, however, resulted in the recognition of a loss totaling $11,436,000. Management believes this fourth quarter loss was largely due to operational control issues and several large year end adjustments.

         The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has historically financed these needs through internally generated cash flow and funds borrowed under the Credit Facility. The Company recognized that the net losses and share repurchase that occurred in fiscal 1999, as well as the costs required to improve the profitability of the business (including the senior management restructuring) and complete the manufacturing consolidation in the near term would require more liquidity than was available under the existing Credit Facility. In addition, as a result of the poor fourth quarter performance, the Company was not in compliance with the Credit Facility covenants. The Company has addressed its liquidity needs and the covenant violations by entering into an amendment to the Credit Facility and obtaining a cash infusion from the majority shareholder. Note 4 discloses the revisions to the Credit Facility and the $6 million cash infusion from the Company's majority shareholder (in the form of junior, participating debt) that occurred in late October 1999.

         The Company will take actions to generate cash from sources other than operations and the amended Credit Facility. The Company is in the process of evaluating all non-strategic assets for purposes of sale, including the sale of the Columbus manufacturing facility, which is expected to occur in November 1999. The Company is working to reduce the days sales outstanding in accounts receivable, and will, where appropriate offer discount terms. Capital and other expenditures are being scrutinized and potentially deferred if not considered critical. It is the belief of management that these actions, together with the revised facility commitment and the capital infusion by its majority stockholder, will provide the Company with sufficient liquidity for the business to return to profitable operations. However, if future financial results do not meet management's expectations, management will reduce discretionary expenditures.

14.      RELATED PARTY TRANSACTIONS

         The Company received certain professional services from the firm in which the Company's former Chairman is a Partner. In fiscal 1999, the Company paid approximately $762,000 for these services and at July 30, 1999 the Company had a payable of approximately $73,000 related to these services.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                UNIONTOOLS, INC.
                                 JULY 30, 1999

                                                             ADDITIONS
                                                             ---------
                                     BALANCE AT     CHARGED TO        CHARGED                     BALANCE
                                      BEGINNING      COSTS AND       TO OTHER                     AT END
         DESCRIPTION                  OF PERIOD      EXPENSES        ACCOUNTS     DEDUCTIONS      OF PERIOD
         -----------                 -----------    -----------     ----------    -----------     ----------
Fiscal Year Ended July 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts       $  259,378     $  701,103     $        0     $   19,717     $  940,764
Reserve for sales discounts and
  other allowances                       634,401        668,844              0              0      1,303,245
                                     -----------    -----------     ----------    -----------     ----------
Total                                 $  893,779     $1,369,947     $        0     $   19,717     $2,244,009

Fiscal Year Ended July 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts       $  175,391     $  198,649     $        0     $  114,662     $  259,378
Reserve for sales, discounts and
  allowances                             537,949         96,452              0              0        634,401
                                     -----------    -----------     ----------    -----------     ----------
Total                                 $  713,340     $  295,101     $        0     $  114,662     $  893,779

Fiscal Year Ended August 1, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts       $  140,000     $  100,782     $    4,000     $   69,391     $  175,391
Reserve for sales, discounts and
  allowances                             416,673        121,276              0              0        537,949
                                     -----------    -----------     ----------    -----------     ----------
Total                                 $  556,673     $  222,058     $    4,000     $   69,391     $  713,340

                             ACORN PRODUCTS, INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS

                                                                                               JULY 31,          JULY 30,
                                                                                                 1998              1999
                                                                                                 ----              ----
                                                                                                      (IN THOUSANDS)
                                                      ASSETS
Cash                                                                                         $       76        $      76
Accounts receivable                                                                                 265               --
Prepaid and other assets                                                                          1,021              772
                                                                                             ----------        ---------
Total current assets                                                                              1,362              848
Property, plant and equipment, net                                                                   --               --
Goodwill                                                                                          6,446            6,263
Other assets (principally investment in and amounts due
  from wholly-owned subsidiaries)                                                                58,196           44,563
                                                                                             ----------        ---------
      Total assets                                                                             $ 66,004         $ 51,674
                                                                                             ==========        =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                        $    1,292        $   1,407
Income taxes payable                                                                                101               27
Other current liabilities                                                                           260               50
                                                                                             ----------        ---------
Total current liabilities                                                                         1,653            1,484
                                                                                             ----------        ---------
Total liabilities                                                                                 1,653            1,484
                                                                                             ----------        ---------
Stockholders' equity
  Common stock                                                                                   78,391           78,391
  Contributed capital - stock options                                                               460              460
  Minimum pension liability                                                                        (285)            (683)
  Retained earnings (deficit)                                                                   (14,215)         (25,490)
                                                                                             ----------        ---------
                                                                                                 64,351           52,678
  Less: Common stock in treasury                                                                      -           (2,488)
                                                                                             ----------        ---------
    Total stockholders' equity                                                                   64,351           50,190
                                                                                             ----------        ---------
      Total liabilities and stockholders' equity                                             $   66,004        $  51,674
                                                                                             ==========        =========

                              ACORN PRODUCTS, INC.
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                (PARENT COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS

                                                                                             YEAR ENDED
                                                                             -------------------------------------------
                                                                                1997             1998             1999
                                                                                ----             ----             ----
                                                                                            (IN THOUSANDS)

Selling and administrative expenses                                           $   1,785       $    2,625        $  3,973
Interest expense                                                                  4,539               83              16
Amortization of goodwill                                                            183              183             183
Other expenses                                                                      739              (54)          1,075
                                                                             ----------      -----------       ---------
Loss before equity in earnings and losses of subsidiaries                        (7,246)          (2,837)         (5,247)
Equity in earnings (loss) of wholly-owned subsidiaries                           (3,633)           4,346          (6,029)
Income taxes                                                                         --             (230)             --
                                                                             ----------      -----------       ---------
Net income (loss)                                                              $(10,879)      $    1,279        $(11,276)
                                                                             ==========      ===========       =========

                               ACORN PRODUCTS, INC.
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                 (PARENT COMPANY)

                         CONDENSED STATEMENT OF CASH FLOWS

                                                                                             YEAR ENDED
                                                                             -------------------------------------------
                                                                             AUGUST 1,         JULY 31,        JULY 30,
                                                                               1997              1998            1999
                                                                               ----              ----            ----
                                                                                            (IN THOUSANDS)

Net cash from operating activities                                            $ (11,405)      $      390        $  2,488

INVESTING ACTIVITIES:
  Property and equipment                                                             --               --              --

FINANCING ACTIVITIES:
Net activity on revolving loan                                                  (12,537)              --              --
Redemption of subordinated debt                                                 (31,354)              --              --
Issuance of common stock                                                         64,105               --              --
Purchase of treasury stock                                                           --               --          (2,488)
Retirement of preferred stock                                                    (8,596)              --              --
                                                                             ----------      -----------       ---------
                                                                                 11,618               --          (2,488)
                                                                             ----------      -----------       ---------
Increase in cash                                                             $      213       $      390        $     --
                                                                             ==========      ===========       =========

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

2.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         The Company is a guarantor of the Credit Facility of UnionTools, a wholly-owned subsidiary. Cash utilized by the Company is provided through inter-company borrowings and is subject to certain restrictions. See Note 4 to the Company's Consolidated Financial Statements.