Form 10-Q
period 1999-10-29
ACORN PRODUCTS INC
filed 1999-12-13
CIK 1036713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 1999
                                       OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                         Commission file number: 0-22717

                              ACORN PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   22-3265462
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                     390 DUBLIN AVENUE, COLUMBUS, OHIO 43215
          (Address of principal executive offices, including zip code)

                                 (614) 222-4400
              (Registrant's telephone number, including area code)

                             Friday closest to July 31
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES  X   NO
                                                       ---     ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,021,705 shares of Common Stock, $.001 par value, were outstanding at December 10, 1999.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheets                                                    3
                           July 30, 1999 and October 29, 1999

                      Consolidated Statements of Operations For the Three Months                     4
                           Ended October 30, 1998 and October 29, 1999

                      Consolidated Statements of Cash Flows For the Three Months                     5
                           Ended October 30, 1998 and October 29, 1999

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                 7-9
                      Condition and Results of Operations.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                                                 10

         Signatures                                                                                 11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              JULY 30,        OCTOBER 29,
                                                                                1999             1999
                                                                             ---------        ----------
                                                                                              (Unaudited)
ASSETS
Current assets:
 Cash ................................................................       $   1,222        $     681
 Accounts receivable, less allowance for doubtful accounts and sales
 allowances ($2,244 and $2,345, respectively).........................          20,212           20,534
 Inventories .........................................................          30,891           31,857
 Prepaids and other current assets ...................................           2,193            1,470
                                                                             ---------        ---------
   Total current assets ..............................................          54,518           54,542
 Property, plant and equipment, net of accumulated depreciation ......          16,622           17,730
 Goodwill, net of accumulated amortization ...........................          35,793           35,523
 Other intangible assets .............................................           1,934            1,802
 Other assets ........................................................               0               30
                                                                             ---------        ---------
   Total assets ......................................................       $ 108,867        $ 109,627
                                                                             ---------        ---------
                                                                             ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility ...........................................       $  22,354        $  21,680
 Accounts payable ....................................................          10,294           11,582
 Accrued expenses ....................................................           6,472            5,925
 Income taxes payable ................................................             123              143
 Other current liabilities ...........................................             157              855
                                                                             ---------        ---------
   Total current liabilities .........................................          39,400           40,185
Long-term debt .......................................................          16,009           22,009
Other long-term liabilities ..........................................           3,268            3,195
                                                                             ---------        ---------
   Total liabilities .................................................          58,677           65,389
Stockholders' equity:
 Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,021,705 shares issued and outstanding at July 30,
  1999 and October 29, 1999 ..........................................          78,391           78,391
 Contributed capital-stock options ...................................             460              460
 Accumulated other comprehensive loss ................................            (682)            (682)
 Retained earnings (deficit) .........................................         (25,491)         (31,443)
                                                                             ---------        ---------
                                                                                52,678           46,726
 Common stock in treasury, 442,400 shares ............................          (2,488)          (2,488)
                                                                             ---------        ---------
   Total stockholders' equity ........................................          50,190           44,238
                                                                             ---------        ---------
   Total liabilities and stockholders' equity ........................       $ 108,867        $ 109,627
                                                                             ---------        ---------
                                                                             ---------        ---------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE THREE MONTHS ENDED
                                                       ----------------------------------
                                                          OCTOBER 30,        OCTOBER 29,
                                                             1998                1999
                                                       ---------------      -------------
                                                         (Unaudited)         (Unaudited)
Net sales ...................................          $    22,172           $    22,907
Cost of goods sold ..........................               16,814                19,606
                                                       -----------           -----------
Gross profit ................................                5,358                 3,301

Selling, general and administrative expenses                 4,948                 6,143
Interest expense ............................                  672                   957
Amortization of intangibles .................                  261                   269
Other expenses, net .........................                  112                 1,842
                                                       -----------           -----------

Loss before income taxes ....................                 (635)               (5,910)
Income taxes (benefit) ......................                 (127)                   20
                                                       -----------           -----------

Loss from continuing operations .............                 (508)               (5,930)
Loss from discontinued operations, net of tax                 (166)                  (23)
                                                       -----------           -----------

Net loss ....................................          $      (674)          $    (5,953)
                                                       -----------           -----------
                                                       -----------           -----------
Comprehensive loss ..........................          $      (674)          $    (5,953)
                                                       -----------           -----------
                                                       -----------           -----------

PER SHARE DATA (BASIC AND DILUTED):
Loss from continuing operations .............          $     (0.08)          $     (0.98)
Loss from discontinued operations ...........                (0.02)                (0.01)
                                                       -----------           -----------
Net loss ....................................          $     (0.10)          $     (0.99)
                                                       -----------           -----------
                                                       -----------           -----------
Weighted average shares outstanding .........            6,464,105             6,021,705
                                                       -----------           -----------
                                                       -----------           -----------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                                                OCTOBER 30,      OCTOBER 29,
                                                                  1998             1999
                                                              --------------    ------------
                                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................          $  (674)          $(5,953)
Adjustments to reconcile net loss to net cash
  provided by (used in) continuing operations:
  Loss from discontinued operations ..................              166                23
  Depreciation and amortization ......................            1,025             1,402
  Changes in operating assets and liabilities:
    Accounts receivable ..............................            5,481              (322)
    Inventories ......................................           (3,961)             (966)
    Other assets .....................................              155               674
    Accounts payable and accrued expenses ............              722               742
    Income taxes payable .............................             (250)               20
    Other liabilities ................................             (369)              624
                                                                -------           -------
Net cash provided by (used in) continuing operations .            2,295            (3,756)
Net cash provided by (used in) discontinued operations                0               (23)
                                                                -------           -------
Net cash provided by (used in) operating activities ..            2,295            (3,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets from acquisitions .........................             (622)                0
Purchases of property, plant and equipment, net ......             (749)           (2,088)
                                                                -------           -------
Net cash used in investing activities ................           (1,371)           (2,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving loan .......................           (1,345)             (674)
Proceeds from issuance of long-term debt .............                0             6,000
                                                                -------           -------
Net cash provided by (used in) financing activities ..           (1,345)            5,326
                                                                -------           -------
Net decrease in cash .................................             (421)             (541)
Cash at beginning of period ..........................            1,240             1,222
                                                                -------           -------
Cash at end of period ................................          $   819           $   681
                                                                -------           -------
                                                                -------           -------
Interest paid ........................................          $   768           $   957
                                                                -------           -------
                                                                -------           -------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 30, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of October 29, 1999. All such adjustments are of a normal recurring nature.

         2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                                        JULY 30,              OCTOBER 29,
                                                                         1999                    1999
                                                                   ----------------       -----------------
                                                                              (In thousands)
         Finished goods....................................        $        15,278         $        16,977

         Work in process...................................                  6,086                   6,698

         Raw materials and supplies........................                  9,527                   8,182
                                                                   ----------------       -----------------
         Total inventories.................................        $        30,891         $        31,857
                                                                   ----------------       -----------------
                                                                   ----------------       -----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with our consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended July 30, 1999 as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as ameded on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

THREE MONTHS ENDED OCTOBER 29, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 1998

         NET SALES. Net sales increased 3.3%, or $0.7 million, to $22.9 million in the first quarter of the five month stub financial period of July 31, 1999 through December 31, 1999 (the "Transition Period") compared to $22.2 million in the first quarter of fiscal 1999. The increase in net sales was caused by higher gross sales of long handled tools, partially offset by lower gross sales of molded products and an increase in allowances and deductions. Strong customer demand, including gains from reduction of order backlog, drove the increase in sales of long handled tools. The decrease in gross sales of molded products was primarily due to the loss of one significant customer. The increase in allowances and deductions was primarily a result of continued difficulties in manufacturing and logistical control from the second half of fiscal 1999. The operational performance and related costs have improved in the first quarter of the Transition Period, but still resulted in significant deterioration in customer service levels versus the prior year.

         GROSS PROFIT. Gross profit decreased 38.4%, or $2.1 million, to $3.3 million in the first quarter of the Transition Period compared to $5.4 million in the comparable period of fiscal 1999. Gross margin decreased to 14.4% in the first quarter of the Transition Period from 24.2% in the first quarter of fiscal 1999. The declines in gross profit and gross margin were driven primarily by several factors. Logistical and manufacturing control issues identified in fiscal 1999 continued to negatively affect customer service levels and related costs and higher distribution and freight expenses. In addition, unfavorable absorption variances were incurred primarily due to the timing of expense recognition resulting from changing our fiscal year to a calendar year ending December 31.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.2%, or $1.2 million, to $6.1 million in the first quarter of the Transition Period from $4.9 million in the first quarter of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 26.8% in the first quarter of the Transition Period from 22.3% in the first quarter of fiscal 1999. The increase in selling, general and administrative expenses resulted from several factors. Selling expenses increased due to increases in sales volume and investments in marketing related activities. General and administrative expenses increased due to an investment in information system infrastructure and also due to employee related expenses, including Worker's Compensation and group benefit costs.

         OPERATING INCOME. Operating income (loss) decreased $3.2 million to a loss of $2.8 million in the first quarter of the Transition Period compared to a $0.4 million profit in the first quarter of fiscal 1999. The decrease in operating profit in the first quarter of the Transition Period was primarily due to the items discussed above.

         OTHER EXPENSES, NET. Other expenses, net including special charges increased to $1.8 million in the first quarter of the Transition Period from $0.1 million in the first quarter of fiscal 1999. The increase was due primarily to costs associated with our manufacturing consolidation program and management restructuring costs. The cost of consolidating our manufacturing facilities was higher than anticipated due to inefficiencies in initial production, including training, scrap and machine setup costs.

         LOSS BEFORE INCOME TAXES. Loss before income taxes increased to $5.9 million in the first quarter of the Transition Period from $0.6 million in the first quarter of fiscal 1999. The increased loss was attributed primarily to the items discussed above.

         NET LOSS. Net loss was $6.0 million in the first quarter of the Transition Period compared to a loss of $0.7 million in the first quarter of fiscal 1999. Net loss per share (basic and diluted) was $0.99 in the first quarter of the Transition Period based on a weighted average number of shares outstanding of approximately 6.0 million, compared to net loss per share of $0.10 for the first quarter of fiscal 1999, based on a weighted average number of shares outstanding of approximately 6.5 million.

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

ACCOUNTING YEAR CHANGE

         We are changing our fiscal year end from the Friday closest to July 31 to December 31.

LIQUIDITY AND CAPITAL RESOURCES

         There have been no significant changes in our liquidity and capital resources as of October 29, 1999 from those discussed in our Annual Report on Form 10-K for the fiscal year ended July 30, 1999.

EFFECTS OF INFLATION

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. We believe that the effects of inflation on our operations have not been material between the first quarter of our Transition Period and the first quarter of fiscal 1999.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

         STATE OF READINESS. We have reviewed our Year 2000 issues in regards to both our information-technology and its non-information-technology. Our operating system software as well as some of our older software applications was written using two digits rather than four to define the applicable year. As a result, those software applications have time-sensitive software that recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have modified or replaced portions of our software applications and hardware so that our computer systems will function properly with respect to dates in the Year 2000 and thereafter. We believe that our information-technology is Year 2000-ready. We do not believe that there are any material Year 2000 issues with regard to non-information-technology

(e.g., machinery used in manufacturing, forklifts, general office equipment, and other equipment that may contain embedded chips or date sensitive processors).

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                    EXHIBIT                  EXHIBIT
                     NUMBER                DESCRIPTION

                       27           Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K.

                  (1) Form 8-K/A No. 2 (Item 5) filed November 12, 1999 to update the disclosure provided in the Form 8-K filed on September 18, 1997 reporting the cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                  (2) Form 8-K (Item 5), dated December 8, 1999, was filed with the Securities and Exchange Commission on December 8, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACORN PRODUCTS, INC.

Date:  December 13, 1999            By:          /s/ A. Corydon Meyer
                                       ----------------------------------------
                                         A. Corydon Meyer, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)

Date:  December 13, 1999            By:          /s/John G. Jacob
                                       ----------------------------------------
                                         John G. Jacob, Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

            EXHIBIT                           EXHIBIT
            NUMBER                          DESCRIPTION

              27                Financial Data Schedule.