Form 10-Q
period 1999-12-31
ACORN PRODUCTS INC
filed 2000-02-15
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the quarterly period ended December 31, 1999
                                       OR
[ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 31, 1999 to December 31, 1999

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
6,046,680 shares of Common Stock, $.001 par value, were outstanding at February 10, 2000.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheets                                       3
                           January 3, 1999, July 30, 1999 and December 31, 1999

                      Consolidated Statements of Operations and Comprehensive           4
                           Loss for the Five Months Ended January 3, 1999
                           and December 31, 1999

                      Consolidated Statements of Cash Flows for the Five Months         5
                           Ended January 3, 1999 and December 31, 1999

                      Interim Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial                     7
                      Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                     10

         Signatures                                                                    11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JANUARY 3,       JULY 30,       DECEMBER 31,
                                                                                  1999             1999             1999
                                                                              ------------      ---------       ------------
                                                                              (Unaudited)                       (Unaudited)
ASSETS
Current assets:
 Cash........................................................................  $    1,548       $   1,222        $    1,326
 Accounts receivable, less allowance for doubtful accounts and sales
   allowances ($ 797, $2,244 and $2,140, respectively).......................      18,663          20,212            18,021
 Inventories.................................................................      37,972          30,891            33,168
 Prepaids and other current assets...........................................       2,813           2,193             1,012
                                                                              ------------      ---------       ------------
   Total current assets......................................................      60,996          54,518            53,527
 Property, plant and equipment, net of accumulated depreciation..............      16,363          16,622            17,571
 Goodwill, net of accumulated amortization...................................      35,458          35,793            32,544
 Other intangible assets.....................................................       2,076           1,934             1,431
                                                                              ------------      ---------       ------------
   Total assets..............................................................  $  114,893       $ 108,867        $  105,073
                                                                              ------------      ---------       ------------
                                                                              ------------      ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility...................................................  $   21,037       $  22,354        $   27,228
 Accounts payable............................................................       7,397          10,294             9,004
 Accrued expenses............................................................       4,250           6,472             5,544
 Income taxes payable........................................................          --             123               206
 Other current liabilities...................................................         215             157               843
                                                                              ------------      ---------       ------------
   Total current liabilities.................................................      32,899          39,400            42,825
 Long-term debt..............................................................      16,009          16,009            22,159
 Other long-term liabilities.................................................       3,895           3,268             3,125
                                                                              ------------      ---------       ------------
   Total liabilities.........................................................      52,803          58,677            68,109
Stockholders' equity:
 Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued, 6,464,105, 6,021,705 and 6,046,680 shares outstanding at January 31, 1999, July 30, 1999 and
   December 31, 1999, respectively...........................................      78,391          78,391            78,262
 Contributed capital-stock options...........................................         460             460               460
 Accumulated other comprehensive loss........................................        (285)           (682)             (778)
 Retained earnings (deficit).................................................     (16,476)        (25,491)          (38,632)
                                                                              ------------      ---------       ------------
                                                                                   62,090          52,678            39,312
 Common stock in treasury, 442,400 and 417,425 shares at
   July 30, 1999 and December 31, 1999, respectively.........................          --         (2,488)           (2,348)
                                                                              ------------      ---------       ------------
 Total stockholders' equity..................................................      62,090          50,190            36,964
                                                                              ------------      ---------       ------------
 Total liabilities and stockholders' equity..................................  $  114,893       $ 108,867        $  105,073
                                                                              ------------      ---------       ------------
                                                                              ------------      ---------       ------------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      FOR THE FIVE MONTHS ENDED
                                                                                  ---------------------------------
                                                                                  JANUARY 3,          DECEMBER 31,
                                                                                    1999                  1999
                                                                                  -----------         ------------
                                                                                  (Unaudited)         (Unaudited)
Net sales..............................................................             $ 34,810             $ 34,924
Cost of goods sold.....................................................               26,567               30,940
                                                                                  -----------         ------------
Gross profit...........................................................                8,243                3,984

Selling, general and administrative expenses...........................                8,203                8,970
Interest expense.......................................................                1,207                1,905
Asset impairment charge................................................                    0                2,800
Amortization of intangibles............................................                  436                  448
Other expenses, net....................................................                1,018                2,769
                                                                                  -----------         ------------
Loss before income taxes...............................................               (2,621)             (12,908)
Income taxes (benefit) ................................................                 (525)                  83
                                                                                  -----------         ------------
Loss from continuing operations .......................................               (2,096)             (12,991)
Loss from discontinued operations, net of tax .........................                 (166)                (150)
                                                                                  -----------         ------------
Net loss...............................................................             $ (2,262)           $ (13,141)
                                                                                  -----------         ------------
                                                                                  -----------         ------------
Comprehensive loss ....................................................             $ (2,262)           $ (13,237)
                                                                                  -----------         ------------
                                                                                  -----------         ------------

PER SHARE DATA (BASIC AND DILUTED):
Loss from continuing operations .......................................             $  (0.32)           $   (2.16)
Loss from discontinued operations......................................                (0.03)               (0.02)
                                                                                  -----------         ------------
Net loss...............................................................             $  (0.35)           $   (2.18)
                                                                                  -----------         ------------
                                                                                  -----------         ------------
Weighted average shares outstanding....................................            6,464,105            6,023,174
                                                                                  -----------         ------------
                                                                                  -----------         ------------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FOR THE FIVE MONTHS ENDED
                                                                               ----------------------------------
                                                                               JANUARY 3,            DECEMBER 31,
                                                                                  1999                   1999
                                                                               -----------           ------------
                                                                               (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities..................................        $  (2,266)              $  (8,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net assets from acquisitions/divestitures..............................             (720)                    828
Purchases of property, plant and equipment, net........................           (1,435)                 (3,391)
                                                                               -----------           ------------
Net cash used in investing activities..................................           (2,155)                 (2,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving loan.........................................            4,729                   4,874
Proceeds from issuance of long-term debt...............................                0                   6,150
                                                                               -----------           ------------
Net cash provided by financing activities..............................            4,729                  11,024
                                                                               -----------           ------------
Net increase in cash...................................................              308                     104
Cash at beginning of period............................................            1,240                   1,222
                                                                               -----------           ------------
Cash at end of period..................................................         $  1,548                $  1,326
                                                                               -----------           ------------
                                                                               -----------           ------------
Interest paid..........................................................         $  1,207                $  1,554
                                                                               -----------           ------------
                                                                               -----------           ------------

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 30, 1999 has not been included. The five month period of July 31, 1999 through December 31, 1999 represents a "Transition Period" resulting from the changing of the Company's fiscal year to a calendar year ending December
3. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of December 31, 1999. All such adjustments are of a normal recurring nature, except for the adjustments as described in Notes 3 and 4.

         2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                                                 JANUARY 3,        JULY 30,      DECEMBER 31,
                                                                  1999               1999            1999
                                                                 ---------      ---------        ------------
                                                                                   (In thousands)
         Finished goods....................................      $  20,276      $  15,278           $  15,967
         Work in process...................................          7,488          6,086               8,250
         Raw materials and supplies........................         10,208          9,527               8,951
                                                                 ---------      ---------        ------------
         Total inventories.................................      $  37,972      $  30,891           $  33,168
                                                                 ---------      ----------       ------------
                                                                 ---------      ----------       ------------

         3. An asset impairment charge of $2.8 million was recognized in the five month Transition Period based on management review of the net realizable value of certain of the long-lived assets.

         4. Other expenses consist primarily of costs related to the Company's manufacturing consolidation program and to the management restructuring actions taken during the Transition Period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with our consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended July 30, 1999 as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

FIVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO FIVE MONTHS ENDED JANUARY 3,
1999

         The five month period of July 31, 1999 through December 31, 1999 represents a "Transition Period" resulting from the changing of our fiscal year to a calendar year ending December 31.

         NET SALES. Net sales were essentially flat at $34.9 million for the five month Transition Period compared to $34.8 million in the first five months of fiscal 1999. The increase in net sales was caused by higher gross sales of long handled tools, partially offset by lower gross sales of molded products and an increase in allowances and deductions. Strong customer demand, including gains from reduction of order backlog, drove the increase in sales of long handled tools. The decrease in gross sales of molded products was primarily due to the loss of one significant customer. The increase in allowances and deductions was primarily a result of continued difficulties in manufacturing and logistical control from the second half of fiscal 1999. The operational performance and related costs improved during the Transition Period, as compared to the second half of fiscal 1999, but still resulted in significant deterioration in customer service levels versus the prior year.

         GROSS PROFIT. Gross profit decreased 51.7%, or $4.3 million, to $4.0 million for the five month Transition Period compared to $8.2 million in the comparable period of fiscal 1999. Gross margin decreased to 11.4% for the five month Transition Period from 23.7% for the comparable period of fiscal 1999. The declines in gross profit and margin were driven primarily by several factors. Logistical and manufacturing control issues identified in fiscal 1999 continued to negatively affect customer service levels and related costs and higher distribution and freight expenses. Unfavorable absorption variances were incurred due to lower production levels resulting from difficulties related to the consolidation of manufacturing facilities and due to the timing of expense recognition resulting from changing our fiscal year to a calendar year ending December 31.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.8 million to $1.4 million for the five month Transition Period compared to $8.2 million for the first five months of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 25.7% in the five month Transition Period from 23.6% in the first five months of fiscal 1999. The increase in selling, general and administrative expenses was due to investments in marketing related activities and information system infrastructure and employee related expenses, including worker's compensation and group benefit costs.

         OPERATING INCOME. Operating income (loss) decreased $5.0 million, to a loss of $5.0 million for the five month Transition Period from breakeven for the comparable period of fiscal 1999. The decrease in operating profit for the five month Transition Period was primarily due to the items discussed above.

         INTEREST EXPENSE. Interest expense increased $0.7 million, to $1.4 million for the five month Transition Period compared to $1.4 million for the first five months of fiscal 1999. The increase in interest expense was due to higher debt levels and interest rates, consistent with the change in terms resulting from the amendment of our credit agreement, effective October 28, 1999.

         ASSET IMPAIRMENT CHARGE. An asset impairment charge of $2.8 million was recognized in the five month Transition Period based on management review of the net realizable value on certain long-lived assets. There was no asset impairment charge taken in the comparable period of fiscal 1999.

         OTHER EXPENSES, NET. Other expenses, net, including special charges, increased to $2.8 million in the five month Transition Period compared to $1.0 million in the first five months of fiscal 1999. The increase was due primarily to costs associated with our manufacturing consolidation program and management restructuring costs offset by the absence of acquisition related costs incurred in fiscal 1999. The cost of consolidating our manufacturing facilities was higher than anticipated due to inefficiencies in initial production, including training, scrap, and machine repair costs.

         LOSS BEFORE INCOME TAXES. Loss before income taxes increased to $12.9 million for the five month Transition Period from $2.6 million in the prior year. The increased loss was attributed primarily to the items discussed above.

         NET LOSS. Net loss was $13.1 million for the five month Transition Period compared to a loss of $2.3 million in the first five months of fiscal 1999. Net loss per share (basic and diluted) was $2.18 for the five month Transition Period based on a weighted average number of shares outstanding of approximately 6.0 million, compared to net loss per share of $.35 for the comparable period of fiscal 1999, based on a weighted average number of shares outstanding of approximately 6.5 million.

SEASONAL AND QUARTERLY FLUCTUATIONS; IMPACT OF WEATHER

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through June. Accordingly, our sales tend to be greater during those months. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the last six months of the year. These factors increase variations in our quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for our products may vary substantially from the anticipated demand, leaving us with excess inventory or insufficient inventory to satisfy customer orders.

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

ACCOUNTING YEAR CHANGE

         We have changed our fiscal year end from the Friday closest to July 31 to December 31.

LIQUIDITY AND CAPITAL RESOURCES

         There have been no significant changes in our liquidity and capital resources as of December 31, 1999 from those discussed in our Annual Report on Form 10-K for the fiscal year ended July 30, 1999.

EFFECTS OF INFLATION

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. We believe that the effects of inflation on our operations have not been material between the Transition Period and the first five months of fiscal 1999.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

         We did not experience any material problems or issues with the Year 2000 rollover and began the year with fully operational systems and infrastructure. Our systems generally remained available throughout the course of the Year 2000 rollover and, to date, continue to be available within historical operating parameters. Our management team believes that any future Year 2000-related problems are unlikely and would not be material to our business, financial condition and results of operations. See "Forward-Looking Information".

         Our Year 2000 costs remained in-line with our projections and no incremental funding was required to successfully complete the effort. Continuing costs are related only to administrative program wrap-up work and are not material to our financial condition and results of operations.

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

                                       ACORN PRODUCTS, INC.


Date:  February 14, 2000               By: /s/  A. Corydon Meyer
                                           -------------------------------------
                                           A. Corydon Meyer, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:   February 14, 2000              By: /s/  John G. Jacob
                                           -------------------------------------
                                           John G. Jacob, Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX


            EXHIBIT                EXHIBIT
            NUMBER               DESCRIPTION
              27                 Financial Data Schedule.