Form 10-Q/A
period 1999-12-31
ACORN PRODUCTS INC
filed 2000-02-15
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/No. 1

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
Stockholders' equity:
 Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued, 6,464,105, 6,021,705 and 6,046,680 shares outstanding at January 3, 1999, July 30, 1999 and
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

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 30, 1999 has not been included. The five month period of July 31, 1999 through December 31, 1999 represents a "Transition Period" resulting from the changing of the Company's fiscal year to a calendar year ending December
31. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of December 31, 1999. All such adjustments are of a normal recurring nature, except for the adjustments as described in Notes 3 and 4.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.8 million to $9.0 million for the five month Transition Period compared to $8.2 million for the first five months of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 25.7% in the five month Transition Period from 23.6% in the first five months of fiscal 1999. The increase in selling, general and administrative expenses was due to investments in marketing related activities and information system infrastructure and employee related expenses, including worker's compensation and group benefit costs.

         OPERATING INCOME. Operating income (loss) decreased $5.0 million, to a loss of $5.0 million for the five month Transition Period from breakeven for the comparable period of fiscal 1999. The decrease in operating profit for the five month Transition Period was primarily due to the items discussed above.

         INTEREST EXPENSE. Interest expense increased $0.7 million, to $1.9 million for the five month Transition Period compared to $1.2 million for the first five months of fiscal 1999. The increase in interest expense was due to higher debt levels and interest rates, consistent with the change in terms resulting from the amendment of our credit agreement, effective October 28, 1999.

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

                                       ACORN PRODUCTS, INC.


Date:  February 15, 2000               By: /s/  A. Corydon Meyer
                                           -------------------------------------
                                           A. Corydon Meyer, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:   February 15, 2000              By: /s/  John G. Jacob
                                           -------------------------------------
                                           John G. Jacob, Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX


            EXHIBIT                EXHIBIT
            NUMBER               DESCRIPTION
              27                 Financial Data Schedule.