Form 10-Q
period 2000-04-02
ACORN PRODUCTS INC
filed 2000-05-15
CIK 1036713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES  X   NO_____
                                                       ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,062,159 shares of Common Stock, $.001 par value, were outstanding at May 1, 2000.

                                   FORM 10-Q

                             ACORN PRODUCTS, INC.

                               Table of Contents
                               -----------------

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

                Consolidated Balance Sheets                                                    3
                     December 31, 1999 and April 2, 2000

                Consolidated Statements of Operations for the Three Months                     4
                     Ended April 4, 1999 and April 2, 2000

                Consolidated Statements of Cash Flows for the Three Months                     5
                     Ended April 4, 1999 and April 2, 2000

                Interim Notes to Consolidated Financial Statements                             6

    Item 2. Management's Discussion and Analysis of Financial                                  7
                Condition and Results of Operations

PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders                                9

    Item 6. Exhibits and Reports on Form 8-K                                                   9

    Signatures                                                                                10

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                          December          April 2,
                                                                          31, 1999            2000
                                                                      --------------    --------------
                                                                         (Unaudited)       (Unaudited)
ASSETS
Current assets:
 Cash............................................................           $  1,326         $     548
 Accounts receivable, less allowance for doubtful accounts and
   sales allowances ($2,140 and $2,400, respectively)............             18,021            34,825
 Inventories.....................................................             33,168            30,888
 Prepaids and other current assets...............................              1,012             1,063
                                                                      --------------    --------------
   Total current assets..........................................             53,527            67,324
 Property, plant and equipment, net of accumulated depreciation..             17,571            16,631
 Goodwill, net of accumulated amortization.......................             32,544            32,276
 Other intangible assets.........................................              1,431             1,199
                                                                      --------------    --------------
   Total assets..................................................          $ 105,073         $ 117,430
                                                                      ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility.......................................          $  27,228         $  36,224
 Accounts payable................................................              9,004            11,570
 Accrued expenses................................................              5,694             6,473
 Income taxes payable............................................                206               214
 Other current liabilities.......................................                843               309
                                                                      --------------    --------------
   Total current liabilities.....................................             42,975            54,790
 Long-term debt..................................................             22,009            22,009
 Other long-term liabilities.....................................              3,125             3,014
                                                                      --------------    --------------
   Total liabilities.............................................             68,109            79,813
Stockholders' equity:
 Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued, and 6,046,680 shares
   outstanding at December 31, 1999 and April 2, 2000............             78,262            78,262
 Contributed capital-stock options...............................                460               460
 Accumulated other comprehensive loss............................               (778)             (778)
 Retained earnings (deficit).....................................            (38,632)          (37,979)
                                                                      --------------    --------------
                                                                              39,312            39,965
 Common stock in treasury, 417,425 shares at
   December 31, 1999 and April 2, 2000...........................             (2,348)           (2,348)
                                                                      --------------    --------------
 Total stockholders' equity......................................             36,964            37,617
                                                                      --------------    --------------
 Total liabilities and stockholders' equity......................          $ 105,073         $ 117,430
                                                                      ==============    ==============

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                               For the Three Months Ended
                                                                         ---------------------------------------
                                                                           April 4,                  April 2,
                                                                            1999                       2000
                                                                         -------------           ---------------
                                                                         (Unaudited)               (Unaudited)
Net sales.........................................................        $     36,877            $       38,614
Cost of goods sold................................................              27,164                    29,753
                                                                         -------------           ---------------
Gross profit......................................................               9,713                     8,861
Selling, general and administrative expenses......................               5,675                     5,989
Interest expense..................................................                 990                     1,827
Amortization of goodwill..........................................                 261                       269
Other expenses, net...............................................                 479                       103
                                                                         -------------           ---------------

Income before income taxes........................................               2,308                       673
Income taxes......................................................                 462                        20
                                                                         -------------           ---------------

Net income........................................................        $      1,846            $          653
                                                                         =============           ===============

Comprehensive income..............................................        $      1,846            $          653
                                                                         =============           ===============
Per Share Data (Basic and Diluted):
Net income........................................................        $       0.29            $         0.11
                                                                         =============           ===============

Weighted average shares outstanding - basic.......................           6,410,594                 6,046,680
                                                                         =============           ===============
Weighted average shares outstanding - diluted.....................           6,443,852                 6,062,586
                                                                         =============           ===============

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                For the Three Months Ended
                                                                        ---------------------------------------
                                                                            April 4,                  April 2,
                                                                              1999                      2000
                                                                        -------------              ------------
                                                                          (Unaudited)               (Unaudited)
Cash Flows From Operating Activities:
Net cash used in operating activities.........................             $  (8,478)                 $ (9,479)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment, net...............                (1,064)                     (295)
                                                                        ------------               -----------
Net cash used in investing activities.........................                (1,064)                     (295)
Cash Flows From Financing Activities:
Net activity on revolving loan................................                10,569                     8,996
Purchase of treasury stock....................................                (1,502)                        0
                                                                        ------------               -----------
Net cash provided by financing activities.....................                 9,067                     8,996
                                                                        ------------               -----------
Net decrease in cash..........................................                  (475)                     (778)
Cash at beginning of period...................................                 1,548                     1,326
                                                                        ------------               -----------
Cash at end of period.........................................             $   1,073                  $    548
                                                                        ============               ===========
Interest paid.................................................             $     734                  $  1,516
                                                                        ============               ===========

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
              INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 30, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of April 2, 2000. All such adjustments are of a normal recurring nature.

     2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                               December 31,         April 2,
                                                   1999               2000
                                               ------------       ------------
                                                        (in thousands)
          Finished goods.....................    $   18,272            $16,034
          Work in process....................         3,836              4,107
          Raw materials and supplies.........        11,060             10,747
                                               ------------       ------------
          Total inventories..................    $   33,168            $30,888
                                               ============       ============

     3. Certain prior year amounts have been reclassified to conform to the presentation for the three month period ended April 2, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended April 2, 2000 Compared to Three Months Ended April 4, 1999

         Net Sales. Net sales increased 4.7%, or $1.7 million, to $38.6 million in the first quarter of fiscal 2000, compared to $36.9 million in the first three months of calendar year 1999. The increase in net sales was primarily caused by three factors: (1) strong customer demand, (2) improved service levels, consistently exceeding 95% complete and on-time for key customers, and
(3) dissolution of our wheelbarrow joint venture, resulting in wheelbarrow sales being included in our results. Sales allowances and deductions in long handled tool sales, up slightly versus the prior year, have improved dramatically from the last six months of calendar 1999 due to logistical efficiencies, strong product availability, and adherence to formalized customer programs.

         Gross Profit. Gross profit decreased 8.8%, or $0.8 million, to $8.9 million in the first quarter of fiscal 2000, compared to $9.7 million in the comparable period of 1999. Gross margin decreased to 22.9% for the first quarter, from 26.3% for the comparable period of fiscal 1999. The declines in gross profit and margin were driven primarily by manufacturing inefficiencies related to continuing effects of the consolidation of our manufacturing operations, including scrap levels, machine down-time and related costs, and due to costs incurred with overtime and other expediting costs to keep up with demand during the peak season for long handled tools.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.5%, or $0.3 million, to $6.0 in the first quarter of fiscal 2000, compared to $5.7 million in the comparable period of 1999. As a percentage of net sales, selling, general and administrative expenses increased to 15.5% in the first quarter of fiscal 2000, as compared to 15.4% in the comparable period of 1999. Incremental investments in technology and other key infrastructure areas were partially offset by cost reductions and productivity gains.

         Operating Income. Operating income decreased $1.1 million, to a profit of $2.9 million for the first quarter of fiscal 2000, compared to a profit of $4.0 million in the comparable period of 1999. The decrease in operating profit for the first quarter was primarily due to the items discussed above.

         Interest Expense. Interest expense increased $0.8 million, to $1.8 million for the first quarter of fiscal 2000, compared to $1.0 million in the comparable period of 1999. The increase in interest expense was primarily due to higher market rates (LIBOR) and borrowing costs, as a result of the most current amendment to our loan agreement, and higher borrowing levels. The Company is actively pursuing the refinancing of its business needs on a more cost-effective basis.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including special charges and amortization of goodwill, decreased to $0.4 million in the first quarter of fiscal 2000, compared to $0.7 million in the comparable period of 1999. The decrease in other expenses is primarily due to the absence of acquisition activity related costs and the charges associated with the consolidation of manufacturing facilities for our watering product line, incurred in the prior year.

         Income Before Income Taxes. Income before income taxes decreased to $0.7 million for the first quarter of fiscal 2000, compared to $2.3 million in the comparable period of 1999. The decreased profit was attributed primarily to the items discussed above. Assets related to our commercial watering product line were determined to be non-strategic and were sold in April 2000. The operating loss related to this product line was $370,000, or $.06 per share, for the first quarter of fiscal 2000, and an expected loss of approximately $100,000 in the second quarter of fiscal 2000.

         Net Income. Net income was $0.7 million for the first quarter of fiscal 2000, compared to $1.8 million in the comparable period of 1999. Net income per share (basic and diluted) was $0.11 for the first quarter of fiscal 2000 based on a weighted average number of shares outstanding of approximately 6.0 million, compared to net income per share of $0.29 for the comparable period of fiscal 1999, based on a weighted average number of shares outstanding of approximately
6.4 million.

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

Liquidity and Capital Resources

         There have been no significant changes in our liquidity and capital resources as of April 2, 2000 from those discussed in our Annual Report on Form 10-K for the fiscal year ended July 30, 1999.

Effects of Inflation

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. We believe that the effects of inflation on our operations have not been material between the first quarter of fiscal 2000 and the comparable period of 1999.

                          PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on Tuesday, April 11, 2000, for the following purposes:

(1) To elect six (6) directors to the Board of Directors, each to serve for terms expiring at the next Annual Meeting of Stockholders, or until their successor is elected and qualified.

(2) To ratify the appointment of Ernst & Young LLP as independent certified public accountants for calendar 2000.

(3) To approve an amendment increasing the number of shares available for issuance under the 1997 Non-Employee Directors Stock Option Plan.

(4) To approve an amendment increasing the number of shares available for issuance under the 1997 Stock Incentive Plan.

         Management's proposals, as presented in the proxy statement, were approved with the following votes:

                                         For       Withhold Authority
                                         ---       ------------------
         Proposal (1):
              William W. Abbott       5,787,776          170,019
              Matthew S. Barrett      5,789,476          168,319
              John J. Kahl            5,764,803          192,992
              Stephen A. Kaplan       5,789,676          168,119
              John L. Mariotti        5,787,776          170,019
              A. Corydon Meyer        5,789,676          168,119

                                         For             Against        Abstain
                                         ---             -------        -------
          Proposal (2)                5,866,423           76,618         14,754

          Proposal (3)                4,692,111          809,600         23,644

          Proposal (4)                4,546,080          956,421         22,854

Item 6.  Exhibits and Reports on Form 8-K

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

                                       ACORN PRODUCTS, INC.


Date:  May 15, 2000              By:   /s/  A. Corydon Meyer
                                       -------------------------------------
                                       A. Corydon Meyer, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date:  May 15, 2000              By:   /s/  John G. Jacob
                                       ---------------------------------------
                                       John G. Jacob, Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBIT INDEX

            Exhibit                                          Exhibit
            Number                                         Description

              27         Financial Data Schedule.