Form 10-Q
period 2000-07-02
ACORN PRODUCTS INC
filed 2000-08-11
CIK 1036713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2000
                                       OR
[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES  X   NO_____
                                                       -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,062,159 shares of Common Stock, $.001 par value, were outstanding at August 1, 2000.

                                   FORM 10-Q

                             ACORN PRODUCTS, INC.

                               Table of Contents
                               -----------------

                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 Consolidated Balance Sheets                                                      3
                     December 31, 1999 and July 2, 2000

                 Consolidated Statements of Operations for the Three Months                       4
                     And Six Months Ended July 4, 1999 and July 2, 2000

                 Consolidated Statements of Cash Flows for the Six Months                         5
                     Ended July 4, 1999 and July 2, 2000

                 Interim Notes to Consolidated Financial Statements                               6

     Item 2.  Management's Discussion and Analysis of Financial                                   7
                 Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                   10

     Signatures                                                                                  11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                           December 31, 1999         July 2, 2000
                                                                          -------------------       --------------
                                                                              (Unaudited)             (Unaudited)
ASSETS
Current assets:
Cash                                                                      $             1,326       $          998
Accounts receivable, less allowance for doubtful accounts
 and sales allowances ($2,140 and $3,104, respectively)                                18,021               30,627
Inventories                                                                            33,168               26,797
Prepaids and other current assets                                                       1,012                  513
                                                                          -------------------       --------------
   Total current assets                                                                53,527               58,935
Property, plant and equipment, net of accumulated depreciation                         17,571               15,929
Goodwill, net of accumulated amortization                                              32,544               27,251
Other intangible assets                                                                 1,431                1,233
                                                                          -------------------       --------------
   Total assets                                                           $           105,073       $      103,348
                                                                          ===================       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                 $            27,228       $       30,665
Accounts payable                                                                        9,004                8,436
Accrued expenses                                                                        5,694                5,548
Income taxes payable                                                                      206                  175
Other current liabilities                                                                 843                  308
                                                                          -------------------       --------------
   Total current liabilities                                                           42,975               45,132
Long-term debt                                                                         22,009               22,644
Other long-term liabilities                                                             3,125                2,846
                                                                          -------------------       --------------
   Total liabilities                                                                   68,109               70,622
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000
   shares authorized, 6,464,105 shares issued, 6,046,680
   and 6,062,159 shares outstanding at December 31, 1999
   and July 2, 2000, respectively                                                      78,262               78,262
Contributed capital-stock options                                                         460                  460
Accumulated other comprehensive loss                                                     (778)                (778)
Retained earnings (deficit)                                                           (38,632)             (42,957)
                                                                          -------------------       --------------
                                                                                       39,312               34,987
Common stock in treasury, 417,425 and 401,946 shares
   at December 31, 1999 and July 2, 2000, respectively                                 (2,348)              (2,261)
                                                                          -------------------       --------------
Total stockholders' equity                                                             36,964               32,726
                                                                          -------------------       --------------
Total liabilities and stockholders' equity                                $           105,073       $      103,348
                                                                          ===================       ==============


                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        For the Three Months Ended                For the Six Months Ended
                                                     --------------------------------         --------------------------------
                                                     July 4, 1999        July 2, 2000         July 4, 1999        July 2, 2000
                                                      (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
                                                     ------------        ------------         ------------        ------------
Net sales                                            $     35,033        $     33,555         $     71,910        $     72,169
Cost of goods sold                                         32,316              26,006               59,480              55,759
                                                     ------------        ------------         ------------        ------------
Gross profit                                                2,717               7,549               12,430              16,410

Selling, general and administrative expenses                6,464               5,826               12,139              11,815
Interest expense                                            1,222               1,885                2,212               3,712
Asset impairment charge                                         0               4,402                    0               4,402
Amortization of goodwill                                      261                 297                  522                 566
Other expenses, net                                           262                  97                  741                 200
                                                     ------------        ------------         ------------        ------------

Loss before income taxes                                   (5,492)             (4,958)              (3,184)             (4,285)
Income taxes                                                   99                  20                  561                  40
                                                     ------------        ------------         ------------        ------------

Loss from continuing operations                            (5,591)             (4,978)              (3,745)             (4,325)
Loss from discontinued operations, net of tax                (758)                  0                 (758)                  0
                                                     ------------        ------------         ------------        ------------

Net loss                                                  ($6,349)            ($4,978)             ($4,503)            ($4,325)
                                                     ============        ============         ============        ============

Comprehensive loss                                        ($6,349)            ($4,978)             ($4,503)            ($4,325)
                                                     ============        ============         ============        ============
Per Share Data (Basic and Diluted):
Loss from continuing operations                            ($0.92)             ($0.82)              ($0.60)             ($0.71)
Loss from discontinued operations                          ($0.13)       $       0.00               ($0.12)       $       0.00
                                                     ------------        ------------         ------------        ------------

Net loss                                                   ($1.05)             ($0.82)              ($0.72)             ($0.71)
                                                     ============        ============         ============        ============

Weighted average shares outstanding - basic
and diluted                                             6,053,652           6,058,728            6,234,966           6,052,639
                                                     ============        ============         ============        ============

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          For the Six Months Ended
                                                    -----------------------------------
                                                      July 4, 1999       July 2, 2000
                                                    ----------------  -----------------
                                                       (Unaudited)        (Unaudited)


Cash Flows From Operating Activities:
Net cash used in operating activities                     ($1,241)           ($4,266)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment, net            (3,011)              (134)
                                                    -------------     --------------
Net cash used in investing activities                      (3,011)              (134)
Cash Flows From Financing Activities:
Net activity on revolving loan                              6,375              4,072
Purchase of treasury stock                                 (2,488)                 0
                                                    -------------      --------------
Net cash provided by financing activities                   3,887              4,072
                                                    -------------     --------------
Net decrease in cash                                         (365)              (328)
Cash at beginning of period                                 1,548              1,326
                                                    -------------     --------------
Cash at end of period                               $       1,183     $          998
                                                    =============     ==============
Interest paid                                       $       1,966     $        3,022
                                                    =============     ==============



                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 30, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of July 2, 2000. All such adjustments are of a normal recurring nature, except for the adjustment as described in note 3.

     2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                  December 31, 1999     July 2, 2000
                                    (in thousands)     (in thousands)
                                  -----------------    --------------
            Finished goods        $          18,272    $       13,825
            Work in process                   3,836             2,633
            Raw materials and
            supplies                         11,060            10,339
                                  -----------------    --------------
            Total inventories     $          33,168    $       26,797


     3. An asset impairment charge of $4.4 million was recognized in the second quarter of fiscal 2000 based on management review of the net realizable value on long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line.

     4. On August 11, 2000, the Company entered into an agreement to sell certain assets related to the manufacturing and sale of its watering products, for approximately $3.6 million. The transaction is expected to close within 60 days, at which time the Company will discontinue offering watering products for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

Forward-Looking Information

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended July 30, 1999 as well as in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

Three Months Ended July 2, 2000 Compared to Three Months Ended July 4, 1999

         Net Sales. Net sales decreased 4.2%, or $1.5 million, to $33.5 million in the second quarter of fiscal year 2000 compared to $35.0 million in the comparable period of calendar year 1999. The decline in net sales was caused primarily by lower gross sales of long handled tools, partially offset by lower sales allowances and deductions. Sales of long handled tools have lessened due to reduced levels of retail inventory and the loss of volume at a few customer accounts as the Company continues to focus on profitable relationships. Lower sales allowances and deductions are driven by the continuation of good customer service performance of on time and complete shipments, and related efficiencies.

         Gross Profit. Gross profit increased 178%, or $4.8 million, to $7.5 million for the second quarter of fiscal year 2000 compared to $2.7 million in the comparable period of calendar 1999. Gross margin increased to 22.5% for the second quarter of fiscal 2000 from 7.8% for the comparable period of calendar 1999. The increase in gross profit and margin were driven primarily by several factors. Improvements in logistical and manufacturing controls have contributed to the year to year gains in the Company's results in fiscal year 2000. Specifically, the improvements in inventory control and transaction integrity have resulted in lower levels of obsolescence and shrinkage versus a year ago. In 1999, the Company wrote off product tooling and obsolete inventory related to a discontinued product offering, with no related effect in fiscal 2000. These improvements versus prior year were partially offset by the expediting costs and manufacturing inefficiencies incurred in fiscal year 2000 related to the final effects of the consolidation of the Company's manufacturing operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million, or 9.9%, to $5.8 million for the second quarter of fiscal year 2000 versus $6.5 million in the comparable period of 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% in the second quarter of fiscal 2000 as compared to 18.5% in the comparable period of calendar 1999. The improvement reflects productivity gains and cost reductions, including lower sales expenses and a reduction in personnel.

         Operating Income. Operating income increased $5.5 million, to a profit of $1.7 million for the second quarter of fiscal year 2000 compared to a loss of $3.8 million in the comparable period of calendar 1999. The improvement in operating profit for the second quarter was primarily due to the items discussed above.

         Interest Expense. Interest expense increased $0.7 million, to $1.9 million for the second quarter of fiscal year 2000 compared to $1.2 million in the comparable period of calendar 1999. The increase in interest expense was primarily due to higher market rates (LIBOR) and borrowing costs, as a result of the most current amendment to the Company's loan agreement, and higher borrowing levels.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including amortization of goodwill, decreased to $0.4 million in the second quarter of fiscal year 2000 compared to $0.5 million in the comparable period of calendar 1999. The decrease in other expenses is primarily due to the absence of severance costs incurred in the prior year as a result of the Company's manufacturing facility consolidation.

         Asset Impairment Charge. An asset impairment charge of $4.4 million was recognized in the second quarter of fiscal 2000 based on management review of the net realizable value on long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line. There was no asset impairment charge taken in the comparable period of calendar 1999.

         Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes improved to a loss of $5.0 million for the second quarter of fiscal year 2000 compared to $5.5 million in the comparable period of calendar 1999. The improvement was attributed primarily to the items discussed above.

         Net Loss. Net loss was $5.0 million for the second quarter of fiscal year 2000 compared to $6.3 million in the comparable period of calendar 1999. Net loss per share (basic and diluted) was $0.82 for the second quarter of fiscal year 2000 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $1.05 for the comparable period of calendar 1999, based on a weighted average number of shares outstanding of approximately 6.1 million.

Six Months Ended July 2, 2000 Compared to Six Months Ended July 4, 1999

         Net Sales. Net sales increased slightly, up $0.3 million, to $72.2 million for the first six months of fiscal year 2000 compared to $71.9 million in the comparable period of calendar year 1999. Improvements in customer service levels and dissolution of the Company's wheelbarrow joint venture, resulting in wheelbarrow sales being included in results, were offset by the loss of volume at a few customer accounts as the Company continues to focus on profitable relationships.

         Gross Profit. Gross profit increased 32.0%, or $4.0 million, to $16.4 million for the first six months of fiscal year 2000 compared to $12.4 million in the comparable period of calendar 1999. Gross margin increased to 22.7% for the first six months of fiscal 2000 from 17.3% for the comparable period of calendar 1999. The increase in gross profit and margin were driven primarily by several factors. Improvements in logistical and manufacturing controls have contributed to the year to year gains in the Company's results in fiscal year 2000. Specifically, the improvements in inventory control and transaction integrity have resulted in lower levels of obsolescence and shrinkage versus a year ago. In 1999, the Company wrote off product tooling and obsolete inventory related to a discontinued product offering, with no related effect in fiscal 2000. These improvements versus prior year were partially offset by the expediting costs and manufacturing inefficiencies incurred in fiscal year 2000 related to the final effects of the consolidation of the Company's manufacturing operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 2.7%, to $11.8 million for the first six months of fiscal year 2000 versus $12.1 million in the comparable period of calendar 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 16.4% in the first six months of fiscal 2000 as compared to 16.9% in the comparable period of calendar 1999. The improvement reflects productivity gains and cost reductions, including lower sales expenses and a reduction in personnel. These gains were partially offset by incremental investments in technology and other key infrastructure areas.

         Operating Income. Operating income increased $4.3 million, to a profit of $4.6 million for the first six months of fiscal year 2000 compared to a profit of $0.3 million in the comparable period of calendar 1999. The improvement in operating profit for the first six months was primarily due to the items discussed above.

         Interest Expense. Interest expense increased $1.5 million, to $3.7 million for the first six months of fiscal year 2000 compared to $2.2 million in the comparable period of calendar 1999. The increase in interest expense was primarily due to higher market rates (LIBOR) and borrowing costs, as a result of the most current amendment to the Company's loan agreement, and higher borrowing levels.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including special charges and amortization of goodwill, decreased to $0.8 million for the first six months of fiscal year 2000 compared to $1.3 million in the comparable period of calendar 1999. The decrease in other expenses is primarily due to the absence of acquisition activity related costs and the charges associated with the consolidation of the Company's manufacturing facilities, incurred in the prior year.

         Asset Impairment Charge. An asset impairment charge of $4.4 million was recognized in the first six months of fiscal 2000 based on management review of the net realizable value on long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line. There was no asset impairment charge taken in the comparable period of calendar 1999.

         Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes increased to a loss of $4.3 million for the first six months of fiscal year 2000 compared to $3.2 million in the comparable period of calendar 1999. The difference was attributed primarily to the items discussed above.

         Net Loss. Net loss was $4.3 million for the first six months of fiscal year 2000 compared to $4.5 million in the comparable period of calendar 1999. Net loss per share (basic and diluted) was $0.71 for the first six months of fiscal year 2000 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $0.72 for the comparable period of calendar 1999, based on a weighted average number of shares outstanding of approximately 6.2 million.

Seasonal and Quarterly Fluctuations

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through June. Accordingly, the Company's sales tend to be greater during those months. As a result, operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the last six months of the year. These factors increase variations in quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for products may vary substantially from the anticipated demand, leaving the Company with excess inventory or insufficient inventory to satisfy customer orders.

Liquidity and Capital Resources

         There have been no significant changes in the Company's liquidity and capital resources as of July 2, 2000 from those discussed in the Annual Report on Form 10-K for the fiscal year ended July 30, 1999.

Effects of Inflation

         The Company is adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on operations have not been material between the second quarter of fiscal 2000 and the comparable period of 1999.

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

                                        ACORN PRODUCTS, INC.

Date:  August 11, 2000                  By: /s/ A. Corydon Meyer
                                            ----------------------
                                            A. Corydon Meyer, President and Chief Executive Officer
                                            (Principal Executive Officer)


Date:   August 11, 2000                 By: /s/ John G. Jacob
                                            -------------------
                                            John G. Jacob, Vice President and Chief Financial Officer
                                            (Principal Financial Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBIT INDEX




         Exhibit                                  Exhibit
         Number                                 Description

           27              Financial Data Schedule.