Form 10-Q
period 2000-10-01
ACORN PRODUCTS INC
filed 2000-11-13
CIK 1036713

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the quarterly period ended October 1, 2000
                                      OR
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

              390 West Nationwide Boulevard, Columbus, Ohio 43215
         (Address of principal executive offices, including zip code)

                                (614) 222-4400
             (Registrant's telephone number, including area code)

                    390 Dublin Avenue, Columbus, Ohio 43215
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES   X     NO ____________
                                                       --------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,062,159 shares of Common Stock, $.001 par value, were outstanding at November 1, 2000.

                                   FORM 10-Q

                             ACORN PRODUCTS, INC.

                               Table of Contents
                               -----------------

                                                                                          Page No.
                                                                                          -------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 Consolidated Balance Sheets                                                3
                    December 31, 1999 and October 1, 2000

                 Consolidated Statements of Operations for the Three Months                 4
                    And Nine Months Ended October 3, 1999 and October 1, 2000

                 Consolidated Statements of Cash Flows for the Nine Months                  5
                    Ended October 3, 1999 and October 1, 2000

                 Interim Notes to Consolidated Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of Financial                             7
                  Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                             10

     Signatures                                                                            11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                         December 31, 1999        October 1, 2000
                                                                        ---------------------     -----------------
                                                                            (Unaudited)             (Unaudited)
ASSETS
Current assets:
Cash                                                                                $  1,326              $    745
Accounts receivable, less allowance for doubtful accounts
   and sales allowances ($2,140 and $3,194, respectively)                             18,021                16,936
Inventories                                                                           33,168                21,487
Prepaids and other current assets                                                      1,012                   899
                                                                        ---------------------     -----------------
   Total current assets                                                               53,527                40,067
Property, plant and equipment, net of accumulated depreciation                        17,571                14,877
Goodwill, net of accumulated amortization                                             32,544                27,033
Other intangible assets                                                                1,431                 1,148
                                                                        ---------------------     -----------------
   Total assets                                                                     $105,073              $ 83,125
                                                                        =====================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                           $ 27,228              $ 32,240
Accounts payable                                                                       9,004                 7,226
Accrued expenses                                                                       5,694                 6,758
Income taxes payable                                                                     206                    52
Other current liabilities                                                                843                   308
                                                                        --------------------      ----------------
   Total current liabilities                                                          42,975                46,584
Long-term debt                                                                        22,009                 6,828
Other long-term liabilities                                                            3,125                 2,679
                                                                        --------------------      ----------------
   Total liabilities                                                                  68,109                56,091
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000
   shares authorized, 6,464,105 shares issued, 6,046,680
   and 6,062,159 shares outstanding at December 31, 1999
   and October 1, 2000, respectively                                                  78,262                78,262
Contributed capital-stock options                                                        460                   460
Accumulated other comprehensive loss                                                    (778)                 (778)
Retained earnings (deficit)                                                          (38,632)              (48,649)
                                                                        --------------------      ----------------
                                                                                      39,312                29,295
Common stock in treasury, 417,425 and 401,946 shares
   at December 31, 1999 and October 1, 2000, respectively                             (2,348)               (2,261)
                                                                        --------------------      ----------------
Total stockholders' equity                                                            36,964                27,034
                                                                        --------------------      ----------------
Total liabilities and stockholders' equity                                          $105,073              $ 83,125
                                                                        ====================      ================

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       For the Three Months Ended             For the Nine Months Ended
                                                  ------------------------------------    ----------------------------------
                                                   October 3, 1999    October 1, 2000     October 3, 1999    October 1, 2000
                                                  -----------------   ----------------    ---------------    ---------------
                                                     (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
Net sales                                              $   21,088         $   22,098           $   96,677        $   98,005
Cost of goods sold                                         19,895             18,803               83,054            78,300
                                                 ----------------    ---------------      ---------------    --------------
Gross profit                                                1,193              3,295               13,623            19,705

Selling, general and administrative expenses                6,691              5,928               18,830            17,743
Interest expense                                              928              1,701                3,140             5,413
Asset impairment charge                                         0                  0                    0             4,402
Amortization of goodwill                                      308                181                  830               747
Other expenses, net                                         1,729              1,156                2,470             1,356
                                                 ----------------    ---------------      ---------------    --------------

Loss before income taxes                                   (8,463)            (5,671)             (11,647)           (9,956)
Income taxes                                                  122                 21                  683                61
                                                 ----------------    ---------------      ---------------    --------------

Loss from continuing operations                            (8,585)            (5,692)             (12,330)          (10,017)
Loss from discontinued operations, net of tax                 (12)                 0                 (770)                0
                                                 ----------------    ---------------      ---------------    --------------

Net loss                                                  ($8,597)           ($5,692)            ($13,100)         ($10,017)
                                                 ================    ===============      ===============    ==============

Comprehensive loss                                        ($8,597)           ($5,692)            ($13,100)         ($10,017)
                                                 ================    ===============      ===============    ==============

Per Share Data (Basic and Diluted):
Loss from continuing operations                            ($1.42)            ($0.94)              ($2.00)           ($1.65)
Loss from discontinued operations                           $0.00         $     0.00               ($0.13)       $     0.00
                                                 ----------------    ---------------      ---------------    --------------

Net loss                                                   ($1.42)            ($0.94)              ($2.13)           ($1.65)
                                                 ================    ===============      ===============    ==============

Weighted average shares outstanding -
  basic and diluted                                     6,053,652          6,058,728            6,164,652         6,055,789
                                                 ================    ===============      ===============    ==============

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                For the Nine Months Ended
                                                                        ---------------------------------------
                                                                          October 3, 1999       October 1, 2000
                                                                        ------------------     ----------------
                                                                              (Unaudited)           (Unaudited)

Cash Flows From Operating Activities:
     Net cash provided by (used in) operating activities                             ($103)            $   9,563
Cash Flows From Investing Activities:
     Purchases of property, plant and equipment, net                                (4,654)               (1,193)
     Net proceeds from sale of assets                                                    0                 1,305
                                                                            --------------         -------------
     Net cash provided by (used in) investing activities                            (4,654)                  112
Cash Flows From Financing Activities:
     Net activity on revolving loan                                                  6,391               (10,664)
     Proceeds from issuance of long-term debt                                            0                   322
     Purchase of treasury stock                                                     (2,488)                   86
                                                                            --------------         -------------
     Net cash provided by (used in) financing activities                             3,903               (10,256)
                                                                            --------------         -------------
Net decrease in cash                                                                  (854)                 (581)
Cash at beginning of period                                                          1,548                 1,326
                                                                            --------------         -------------
Cash at end of period                                                             $    694             $     745
                                                                            ==============         =============
Interest paid                                                                     $  2,833             $   4,058
                                                                            ==============         =============

                            See accompanying notes.

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended July 30, 1999 has not been included. The unaudited interim consolidated financial statements reflect all adjustments, that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of October 1, 2000. All such adjustments are of a normal recurring nature, except for the adjustments as described in notes 3 and 4.

     2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                               December 31, 1999       October 1, 2000
                                                                 (in thousands)         (in thousands)
                                                               ------------------      ----------------
                     Finished goods                                       $18,272               $10,869
                     Work in process                                        3,836                 2,187
                     Raw materials and supplies                            11,060                 8,431
                                                                 ----------------       ---------------
                     Total inventories                                    $33,168               $21,487

     3. An asset impairment charge of $4.4 million was recognized in the second quarter of fiscal 2000 based on management review of the net realizable value of long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line.

     4. On August 11, 2000, the Company entered into an agreement to sell certain assets related to the manufacturing and sale of its watering products. The transaction closed on September 8, 2000, at which time the Company discontinued offering watering products for sale. The Company recognized a $1.2 million loss in connection with this transaction. This loss is reflected in "Other expenses, net" on the Consolidated Statements of Operations.

     5. In July 2000, the FASB's Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the provisions of this EITF, the Company has reclassified freight expenses from sales to cost of goods sold for the third quarter of fiscal 2000, the nine month period of fiscal 2000, and for comparable reporting periods in 1999.

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

Three Months Ended October 1, 2000 Compared to Three Months Ended October 3,
1999

     Net Sales. Net sales increased 4.8%, or $1.0 million, to $22.1 million in the third quarter of fiscal year 2000 compared to $21.1 million in the comparable period of calendar year 1999. The growth in net sales was caused primarily by stronger gross sales of long handled tools and injection molding products, partially offset by lower sales of watering products. Improved customer service performance of on-time and complete shipments continues to drive the core long handled tool business. The increase in injection molding sales is due to new customer activity and pricing gains. The decline in sales of watering products reflects a poor season in that product category due to weather and the Company's actions to discontinue selling watering products.

     Gross Profit. Gross profit increased 176%, or $2.1 million, to $3.3 million for the third quarter of fiscal year 2000 compared to $1.2 million in the comparable period of calendar 1999. Gross margin increased to 14.9% for the third quarter from 5.7% for the comparable period of calendar 1999. The increase in gross profit and margin were driven by several factors. Improved customer service levels and shipment fulfillment processes have significantly lowered distribution and freight costs versus a year ago. In addition, the Company has continued to focus on cost reductions and improvements in logistical and manufacturing processes and controls to drive year to year gains in fiscal year 2000. An emphasis on profitable relationships with customers has also favorably influenced margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million, or 11.4%, to $5.9 million for the third quarter of fiscal year 2000 versus $6.7 million in the comparable period of 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 26.8% in the third quarter of fiscal 2000 as compared to 31.7% in the comparable period of calendar 1999. The improvement reflects the absence of senior management restructuring charges and the recognition of uncollectible receivables incurred in the prior year. The improvement also reflects productivity gains and cost reductions, including lower sales expenses and a reduction in personnel.

     Operating Loss. Operating loss improved $2.9 million, to a loss of $2.6 million for the third quarter of fiscal year 2000 compared to a loss of $5.5 million in the comparable period of calendar 1999. The improvement in operating loss for the third quarter was primarily due to the items discussed above.

     Interest Expense. Interest expense increased $0.8 million, to $1.7 million for the third quarter of fiscal year 2000 compared to $0.9 million in the comparable period of calendar 1999. The increase in interest expense was primarily due to higher market rates (LIBOR) and borrowing costs, as a result of the most current amendment to the Company's loan agreement, and higher borrowing levels.

     Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including amortization of intangibles, decreased to $1.3 million in the third quarter of fiscal year 2000 compared to $2.0 million in the comparable period of calendar 1999. In fiscal year 2000, other expenses, net, consist of the loss incurred on the sale by the Company of certain assets related to the manufacturing and sale of its watering products. In the comparable period of calendar 1999, other expenses, net, included the severance and other costs associated with the Company's manufacturing facility consolidation.

     Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes improved to a loss of $5.7 million for the third quarter of fiscal year 2000 compared to $8.5 million in the comparable period of calendar 1999. The improvement in profit was attributed primarily to the items discussed above.

     Net Loss. Net loss was $5.7 million for the third quarter of fiscal year 2000 compared to $8.6 million in the comparable period of calendar 1999. Net loss per share (basic and diluted) was $0.94 for the third quarter of fiscal year 2000 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $1.42 for the comparable period of calendar 1999, based on a weighted average number of shares outstanding of approximately 6.1 million.

Nine Months Ended October 1, 2000 Compared to Nine Months Ended October 3, 1999

     Net Sales. Net sales increased $1.3 million or 1.4%, to $98.0 million for the first nine months of fiscal year 2000 compared to $96.7 million in the comparable period of calendar year 1999. Gains in the sale of long handled tools and injection molding products were partially offset by lower sales of watering products. Improvements in customer service levels and dissolution of the Company's wheelbarrow joint venture, resulting in wheelbarrow sales being included in results, drove the increase in core products, with loss of volume occurring at a few customer accounts as the Company continues to focus on profitable relationships. The increase in injection molding sales is due to new customer activity and pricing gains. The decline in sales of watering products reflects a poor season in that product category due to weather and the Company's actions to discontinue selling watering products.

     Gross Profit. Gross profit increased 44.7%, or $6.1 million, to $19.7 million for the first nine months of fiscal year 2000 compared to $13.6 million in the comparable period of calendar 1999. Gross margin increased to 20.1% for the first nine months, up from 14.1% for the comparable period of calendar 1999. The increase in gross profit and margin is due to several factors. The Company has continued to focus on cost reductions and improvements in logistical and manufacturing processes and controls to drive year to year gains in the Company's results in fiscal year 2000. This includes improvements in inventory control, including the standardization of product offerings and instituting forecasting disciplines, that have resulted in lower levels of obsolescence and shrinkage versus a year ago. Improved customer service levels and shipment fulfillment processes have significantly lowered distribution and freight costs versus a year ago. An emphasis on profitable relationships with customers has also favorably influenced margins. In 1999, the Company wrote off product tooling and obsolete inventory related to a discontinued product offering. These improvements versus prior year were partially offset by the expediting costs and manufacturing inefficiencies incurred in fiscal year 2000 related to the final effects of the consolidation of the Company's manufacturing operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 5.8%, to $17.7 million for the first nine months of fiscal year 2000 versus $18.8 million in the comparable period of calendar 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 18.1% in the first nine months of fiscal 2000 as compared to 19.5% in the comparable period of calendar 1999. The improvement reflects the absence of senior management restructuring charges and the recognition of uncollectible receivables incurred in the prior year. The improvement also reflects productivity gains and cost reductions, including lower sales expenses and a reduction in personnel. These gains were partially offset by incremental investments in information technology and other key infrastructure areas.

     Operating Income. Operating income increased $7.2 million, to a profit of $2.0 million for the first nine months of fiscal year 2000 compared to a loss of $5.2 million in the comparable period of calendar 1999. The improvement in operating profit for the first nine months was primarily due to the items discussed above.

     Interest Expense. Interest expense increased $2.3 million, to $5.4 million for the first nine months of fiscal year 2000 compared to $3.1 million in the comparable period of calendar 1999. The increase in interest expense was primarily due to higher market rates (LIBOR) and borrowing costs, as a result of the most current amendment to the Company's loan agreement, and higher borrowing levels.

     Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including special charges and amortization of intangibles, decreased to $2.1 million for the first nine months of fiscal year 2000 compared to $3.3 million in the comparable period of calendar 1999. In fiscal year 2000, other expenses, net, consist of the loss incurred on the sale by the Company of certain assets related to the manufacturing and sale of its watering products. In the comparable period of calendar 1999, other expenses, net, included the severance and other costs associated with the Company's manufacturing facility consolidation and acquisition activity related costs.

     Asset Impairment Charge. An asset impairment charge of $4.4 million was recognized in the first nine months of fiscal 2000 based on management review of the net realizable value of certain long-lived assets. There was no asset impairment charge taken in the comparable period of calendar 1999.

     Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes improved to a loss of $10.0 million for the first nine months of fiscal year 2000 compared to $11.6 million in the comparable period of calendar 1999. The improvement in profit was attributed primarily to the items discussed above.

     Net Loss. Net loss was $10.0 million for the first nine months of fiscal year 2000 compared to $13.1 million in the comparable period of calendar 1999. Net loss per share (basic and diluted) was $1.65 for the first nine months of fiscal year 2000 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $2.13 for the comparable period of calendar 1999, based on a weighted average number of shares outstanding of approximately 6.2 million.

Seasonal and Quarterly Fluctuations

     The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through June. Accordingly, the Company's sales tend to be greater during those months. As a result, operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, inventory levels tend to be at their highest, relative to sales, during the last six months of the year. The seasonality of sales also causes variability in selling, general and administrative expenses as a percentage of net sales, with the fixed component of these expenses driving a lower percentage relationship to net sales in the first half of the year and a higher percentage relationship to net sales in the second half of the year. These factors increase variations in quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for products may vary substantially from the anticipated demand, leaving the Company with excess inventory or insufficient inventory to satisfy customer orders.

Liquidity and Capital Resources

     There have been no significant changes in the Company's liquidity and capital resources as of October 1, 2000 from those discussed in the Annual Report on Form 10-K for the fiscal year ended July 30, 1999. It is the Company's belief that it will be able to extend or refinance the existing credit facility by the end of the first quarter of fiscal 2001.

Effects of Inflation

     The Company is adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on operations have not been material between the third quarter of fiscal 2000 and the comparable period of 1999.

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

                                ACORN PRODUCTS, INC.


Date:   November 13, 2000     By: /s/  A. Corydon Meyer
                                 -----------------------------------------------
                                 A. Corydon Meyer, President and Chief Executive Officer
                                 (Principal Executive Officer)


Date:   November 13, 2000     By: /s/  John G. Jacob
                                 -----------------------------------------------
                                 John G. Jacob, Vice President and Chief
                                 Financial Officer
                                 (Principal Financial Officer)

                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBIT INDEX


         Exhibit                                  Exhibit
         Number                                 Description


           27              Financial Data Schedule.