Form 10-K
period 2000-12-31
ACORN PRODUCTS INC
filed 2001-04-17
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission file number 0-22717

                              ACORN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                   DELAWARE                                     22-3265462
         (State or Other Jurisdiction                        (I.R.S. Employer
       of Incorporation or Organization)                   Identification No.)


         390 W. NATIONWIDE BLVD., COLUMBUS, OHIO                        43215
         (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (614) 222-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
Common stock, par value $.001 per share          Nasdaq SmallCap Market


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 2001, the aggregate market value of our shares of common stock (based on the last sale price of the common stock on the Nasdaq SmallCap Market on that date) held by non-affiliates of the registrant was approximately $1,287,347.

         As of March 15, 2001, 6,062,159 shares of our common stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                   DESCRIPTION                                              PAGE

Table of Contents....................................................................................         2

Part I

     Item 1.    Business.............................................................................         3

     Item 2.    Properties...........................................................................         9

     Item 3.    Legal Proceedings....................................................................         9

     Item 4.    Submission of Matters to a Vote of Security Holders..................................         9

Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............        10

     Item 6.    Selected Financial Data .............................................................        11

     Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................        14

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................        24

     Item 8.    Financial Statements and Supplementary Data .........................................        24

     Item 9.    Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure.................................................................        24

Part III

     Item 10.   Directors and Executive Officers of the Registrant...................................        25

     Item 11.   Executive Compensation...............................................................        25

     Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................        25

     Item 13.   Certain Relationships and Related Transactions.......................................        25

Part IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................        26

Signatures      .....................................................................................        29

Financial Statements.................................................................................       F-1

Schedules to Financial Statements....................................................................       S-1

                                     PART I

ITEM 1. BUSINESS

         As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Acorn Products, Inc. and its subsidiaries UnionTools, Inc. ("UnionTools"), Hawthorne Tools, Inc. (formerly H.B. Sherman Manufacturing Company, Inc.), and Pinetree Tools, Inc. (formerly UnionTools Watering Products, Inc.). References to fiscal years 1996, 1997, 1998, and 1999 reflect the fiscal year ended on the Friday closest to July 31 of the applicable year (e.g., "fiscal 1999" reflects the fiscal year ended July 30, 1999). References to transition year 1999 reflect the five-month period ended December 31, 1999 ("transition 1999"). References to calendar year 1999 reflect the calendar year period ended December 31, 1999 ("calendar 1999"). References to fiscal year 2000 reflect the calendar year period ended December 31, 2000 ("fiscal 2000"). As used in this Annual Report on Form 10-K, "Ace Hardware" refers to Ace Hardware Corporation, "Home Depot" refers to The Home Depot, Inc., "Lowe's" refers to Lowes Companies, Inc., "Mid-States" refers to Mid-States Distributing Company, Inc., "Oklahoma Rig" refers to Oklahoma Rig & Supply Company, Inc., "Orgill" refers to Orgill, Inc., "Sears" refers to Sears, Roebuck & Company, "Tractor Supply" refers to Tractor Supply Company, Inc., "Wal-Mart" refers to Wal-Mart Stores, Inc., and "White Cap" refers to White Cap Pro-Contractor Supplier. Our primary registered trademarks include: Lady Gardener(R), Perfect Cut(R), Pro Force(R), Razor-Back(R), Union(R), UnionPro(R), and Yard `n Garden(R). Craftsman(R)and Sears(R)are registered trademarks of Sears. Scotts(R)is a registered trademark of The Scotts Company.

FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions. In the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 28, 1998, and on November 12, 1999, and as the same may be amended from time to time.

GENERAL

         Our primary business is associated with our UnionTools, Inc. subsidiary. UnionTools was founded in 1890, and is a leading designer, manufacturer, and marketer of branded non-powered lawn and garden products. Our primary business is the manufacturing, marketing, and distribution of garden tools through mass market and other distribution channels in the United States. We also sell our products to professional and commercial end-users through distributors and industrial supply outlets. Our principal products include long handle tools (such as shovels, forks, rakes, and hoes), snow tools, posthole diggers, wheeled goods (such as wheelbarrows and hand carts), striking tools, cutting tools, hand tools, and repair handles. In order to focus on our core tool business, in fiscal 2000, we sold assets related to the manufacturing and sale of watering products. Our products bear well known brand names, including Razor-Back(R), Union(R), Yard `n Garden(R), Perfect Cut(R), and, pursuant to a license agreement, Scotts(R). In addition, we manufacture and supply private label products for a variety of customers, including products sold to Sears under the Craftsman(R) brand name and Ace Hardware under the Ace(R) brand name.

PRODUCTS

         We sell non-powered lawn and garden tools, with our primary products being long handle tools. We design, manufacture, source, and market tools in the following product categories:

          - Shovels, including round point and square point shovels; garden/nursery shovels; roof rippers; irrigation and trenching shovels; metal and plastic head snow shovels and pushers; garden, nursery, and transplanting spades; drain and post spades;

          -    Posthole Diggers and Augers;

          - Scoops, including aluminum, plastic, and steel scoops; general and special purpose scoop shovels;

          - Rakes, including steel and plastic/steel lawn, leaf and shrub rakes; plastic lawn, leaf and shrub rakes; bow head and level head rakes; specialty rakes and brooms;

          - Garden Tools, including garden and special purpose hoes; weeders and scrapers; rotary and half-moon edgers; fruit harvesters; bulb planters; small hand tools like trowels, weeders, and cultivators;

          - Cultivators and Forks, including forged cultivators and hooks in different sizes and spread; spading forks, manure forks, and special purpose forks;

          - Striking Tools, including sledges and heavy hammers; axes, mauls, and wedges; picks and mattocks; tampers; heavy bars; bars, pullers, and rippers;

          - Cutting Tools, including bypass and anvil hand pruners; hedge and grass shears; bypass and anvil loppers and mini loppers; tree pruners and saws;

          -    Wheeled Goods, including wheelbarrows and hand trucks; and

          - Miscellaneous Products, including garden tool organizers, repair handles, and edging tools.

         We continue to develop new products and enhance existing products in order to maintain and improve our position in the market. Our marketing and engineering departments develop new products with assistance from independent consultants.

         Shovels and other steel head implements are primarily manufactured at our Frankfort, New York facility. Forks, cutting tools, and other implements are sourced worldwide. We process North American ash wood logs at our seven wood mills and purchase fiberglass handles. Our Hebron, Ohio injection molding facility manufactures some of the plastic components used in our products, such as plastic snow shovel heads. In addition, this facility manufactures proprietary custom molded products and component parts for other manufacturers and distributors.

SALES AND MARKETING

         The non-powered lawn and garden industry is mature and, due in part to the low-cost nature of non-powered equipment, generally is non-cyclical. Demand for non-powered lawn and garden tools generally is driven by the desire of do-it-yourself, or "DIY", consumers to maintain and landscape residential properties and by the need of industrial and farm professionals to acquire and utilize high-quality tools that will aid them in efficiently completing their jobs. We promote our products primarily through co-operative advertising and where applicable, provide customers with merchandising plan-o-grams and custom designed product displays complete with informative signs to assist at the retail level.

         We market our products primarily within the United States. Sales within the United States comprised 98% of total sales in fiscal 1999, transition 1999, and fiscal 2000. Our products are sold primarily through mass merchants, home centers, buying groups, and distributors. We market our products through our own sales staff with significant support from manufacturers' representative organizations.

         Our sales force is comprised of regional managers and direct sales professionals who regularly call on customers and manage manufacturers' representatives who provide store level support to customers. These manufacturers' representatives also sell lawn and garden products for other manufacturers, but not products that compete with ours.

         We also have an Internet web site at www.uniontools.com which provides consumers with product information, dealer locator, and customer service contacts. In addition, customers can download Company information, catalogs, and line art and photographs for use in advertisements. The reference to our web site address does not constitute incorporation by reference of the information contained on our web site, so you should not consider any information on our web site to be a part of this Annual Report on Form 10-K.

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

         Under a licensing agreement, we pay royalties to The Scotts Company ("Scotts") and therefore have the right to produce and market a line of garden tools bearing the Scotts(R) trademark. We also have other licensing agreements that are not material to our business.

         We apply for patents and trademarks as applicable. Patents presently owned by us are considered, in the aggregate, to be important to the conduct of our business. Patent protection does not, however, deter competitors from attempting to develop similar products. We are licensed under a number of patents, none of which individually is considered material to our business. We own a number of patents and trademarks registered in the United States Patent and Trademark Office as well as the patent and trademark offices of certain other countries. These include the trademarks:

          -    Lady Gardener(R);
          -    Perfect Cut(R);
          -    Razor-Back(R);
          -    Union(R);
          -    UnionTools(R);
          -    Union Pro(R); and
          -    Yard `n Garden(R).

Such registrations will continue as new patents and trademarks are developed or acquired. We aggressively monitor and protect our brands against infringement and other violations.

ACQUISITIONS AND DIVESTITURES

         In fiscal 1998, we acquired the assets of H.B. Sherman Manufacturing Company and Thompson Manufacturing. The intent of these acquisitions was to leverage our expansive sales contacts in the lawn and garden industry and to expand our product offerings by adding watering products.

         During fiscal 2000, we discontinued the manufacture and sale of watering products, and subsequently sold the related assets. These actions represent the desire to dedicate our attention to core products: long handle tools, cutting tools, striking tools, and wheeled goods.

         Effective December 31, 1999, our wheelbarrow joint venture was dissolved. We feel that the wheelbarrow business is significant and intend to pursue this venture on our own by focusing on worldwide sourcing and manufacturing in an effort to improve our position in the wheelbarrow category.

COMPETITION

         The markets for non-powered lawn and garden tools are highly competitive, especially with respect to product pricing, product quality, innovation in the design of new products, availability, customer service and support, although the degree and nature of such competition vary by location and product line. We are generally perceived by our customers to be the highest quality provider and to have the best service levels in our industry.

We also enjoy strong brand name recognition. We believe that our commitment to customer service, product innovation, and distribution systems position us well to compete in the markets for non-powered lawn and garden tools.

         We compete with various manufacturers and distributors. These competitors also possess widely recognized brand names. With the merger of Ames(R) and True Temper(R) in February 1999, the long handle tool market is now primarily supplied by two domestic competitors - Ames(R) True Temper(R) and us. Primary competitors in the cutting tools market are Fiskars(R) and Corona(R). Our other product lines primarily compete with those of numerous small manufacturers and distributors. In addition, we compete with various other international manufacturers that export parts and finished goods to the United States.

         Our strategy requires that we continue to focus on customer service and end-user needs, partly through the development and marketing of innovative new products at competitive prices. We are also facing pricing pressures which, if not mitigated by cost and expense reductions, may result in lower profitability and could jeopardize our ability to grow or maintain market share. We believe that our future success will depend upon our ability to produce and procure low cost quality products and satisfy consumer tastes with respect to function and design, and our ability to market such products in each applicable category at competitive prices. No assurance can be given that we will be able to successfully compete on the basis of these factors in the future.

CUSTOMERS

         We sell our products through a variety of distribution channels including:

          -    mass merchants such as Sears and Wal-Mart;
          -    home centers such as Home Depot and Lowe's;
          -    buying co-ops such as Ace Hardware;
          - distributors and retailers such as Mid-States, Orgill, and Tractor Supply; and
          -    industrial distributors such as Oklahoma Rig and White Cap.

         Our largest customer is Sears, which includes Sears' Orchard Supply division. We have been a continuous supplier to Sears for more than eighty years and the primary supplier of long handle tools to Sears for more than fifty years. Home Depot is another major customer and we have been a supplier to them since 1997. Both Sears and Home Depot each account for over 10% of gross sales. Our ten largest customers accounted for approximately 51.5% of gross sales during fiscal 1998, 52.9% of gross sales during calendar 1999, and 52.6% of gross sales during fiscal 2000. Most of our major customers are on electronic data interchange (EDI) systems.

         There can be no assurance that our sales to Sears, Home Depot, or other major customers will continue at existing levels. A substantial reduction or cessation of sales to Sears, Home Depot, or other major customers could have a material adverse effect on our business, financial conditions, and results of operations. In addition, we continue to face increasing pressures from retailers with respect to pricing, co-operative advertising, and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition, and results of operations.

DISTRIBUTION AND LOGISTICS

         Customer orders are placed and processed centrally at our headquarters in Columbus, Ohio and then allocated from our current stock of finished goods in our distribution center in Columbus, Ohio. We use common carriers to ship finished products from our facilities to customer delivery points. We continue to reassess the structure and processes of our logistics program for opportunities to reduce costs and improve customer service.

         In fiscal 2000, we exited our western distribution facility in conjunction with the sale of assets related to the manufacture and sale of watering products. We have consolidated our distribution operations at the Columbus Distribution Center.

         We utilize an information system that allows us to determine the status of customer orders, process orders quickly, respond to customer inquiries, and adjust shipping schedules to meet customer requirements. We believe that these systems enable efficient order processing, expedite shipments, and improve customer service. Prioritizing our efforts in distribution and logistics has resulted in an improvement in service levels, and we consistently strive to achieve On Time, In Full, Error Free ("OTIFEF") shipments.

MANUFACTURING AND SOURCING

         We continue to strengthen our expertise and infrastructure. During fiscal 2000, we hired Gary Zimmerman as the Senior Vice President of Operations to provide leadership and oversight to manufacturing, logistics, purchasing, customer service, and engineering.

         Our ongoing efforts continued to improve both manufacturing and sourcing capabilities in order to achieve the "world's low cost production" on all products and components.

         The production of non-powered lawn and garden tools is an extensive manufacturing and assembly process that involves several different technologies, including sawmill operations, wood finishing, heavy gauge forging, stamping, grinding, metal painting, machining, and injection molding. Over the last 100 years, we have developed unique processes that enable us to perform these complex tasks in an efficient manner.

         In addition, we use our own injection molding facility to manufacture proprietary custom molded products and component parts for other manufacturers and distributors, as well as to manufacture certain plastic components used in our own products.

         Since many products and components are more competitively manufactured outside our facilities, we began strategic sourcing of some product components in China in 1999. During fiscal 2000, we expanded our component sourcing to include manufacturers in Europe, Asia, and Mexico, and dedicated resources to manage these relationships.

INFORMATION TECHNOLOGY

         In fiscal 2000, we announced our decision to outsource our information technology function to Acxiom Corporation. Acxiom is a global leader in real-time Customer Data Integration offering innovative database marketing services, infrastructure management, premier data content, and integration technologies. Founded in 1969, Acxiom is currently headquartered in Little Rock, Arkansas, with operations in the United States, the United Kingdom, France, Spain, and Australia.

         This move will allow us to tap into the substantial resources and expertise of Acxiom that would be unavailable to us on a standalone basis. Acxiom will provide all information technology services support for us, including server management, data network services, local area and wide area networks, desktop support, help desk services, and all of our application software support needs. We expect technology to provide significant efficiencies and capabilities to us in servicing our customers in the 21st century.

RAW MATERIALS

         The primary raw materials used to produce our products are steel, fiberglass, and ash wood.

          - Steel. We purchase our steel requirements from several domestic suppliers. The primary considerations in specialty steel sourcing are metallurgy, price, and width. We have strong and long-established relationships with our steel suppliers and have never experienced sourcing problems. We do not enter into long-term contracts for steel purchases. We purchased more than 75% of our steel requirements from Liberty Steel Products, Inc. in fiscal 2000.

          - Fiberglass. We purchase our fiberglass requirements from two suppliers. The primary considerations for sourcing fiberglass are production capacities, quality, and cost. Fiberglass is used primarily in the production of high-end tools. We purchased the majority of our fiberglass requirements from Strongwell in fiscal 2000.

          - Ash Wood. Ash is the ideal hardwood for handles because it is lightweight, flexible, and splinters less than most hardwoods. We employ wood specialists who maintain relationships with numerous log suppliers and are responsible for sourcing our ash needs. We believe that sufficient quantities of ash will continue to be available. Each of our sawmills typically maintains a five to eight week inventory of ash to cover occasional short-term fluctuations in supply. We import wood handles for some of our promotionally priced products, such as rakes and hoes. Imported wood is less expensive than ash and is of sufficient quality for tools (other than shovels) designed for opening-price-point levels. We expect our sawmills to be "Green" certified in the first half of 2001. "Green Certification" is to ensure that the forests are managed in an ecologically sound, socially responsible, and economically viable manner.

         We have several suppliers for most of our raw materials. There can be no assurance, however, that we will not experience shortages of raw materials or of components essential to our production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs, which could have a material adverse effect on our business, financial condition, and results of operations.

ASSOCIATES

         As of December 31, 2000, we employed approximately 650 people (including seasonal associates), approximately 500 of whom were paid on an hourly basis. Our staffing requirements fluctuate during the year due to the seasonal nature of sales in the lawn and garden industry, and approximately 100 to 150 additional seasonal associates are utilized during our busy season. The average tenure of our hourly associates is about 10 years. Hourly associates at the Columbus, Ohio distribution center and Delaware, Ohio sawmill are represented by the International Association of Machinists ("IAM"). Our contract with the IAM expires in April 2002. The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers ("IBB") represents the hourly associates in Frankfort, New York. Our contract with the IBB expires in June 2001. The International Brotherhood of Teamsters ("IBT") represents hourly associates at the Portville, New York sawmill. Our contract with the IBT expires in August 2002. The Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO ("AGM") represents hourly associates at our Hebron, Ohio injection molding facility. Our contract with the AGM expires in March 2002. No other associates are represented by unions.

         We have not been subject to a strike or work stoppage in over 20 years, and management believes that our relationships with associates, the IAM, the IBB, the IBT, and the AGM are good. There can be no assurance, however, that future labor contract negotiations will be successful or occur without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

ENVIRONMENTAL MATTERS

         We are subject to various federal, state, and local environmental laws, ordinances, and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment, and disposal of hazardous substances and wastes. We have made, and will continue to make, expenditures to comply with these environmental requirements and regularly review our procedures and policies for compliance with environmental laws. We also have been involved in remediation actions with respect to certain facilities. The amounts thus far expended for such compliance and remediation activities have been minimal. Current conditions and future events such as changes in existing laws and regulations may, however, give rise to additional compliance or remediation costs that could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from any of our properties or associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material.

         At December 31, 2000, we had a reserve for environmental remediation of approximately $157,000 to address claims not covered by insurance. The actual cost of remediating environmental conditions may be different than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of legislation.

ITEM 2. PROPERTIES

         Our headquarters and executive offices, located in Columbus, Ohio, occupy approximately 33,000 square feet in a facility that we lease. As of December 31, 2000, we owned or leased the following other principal properties for use in our business as set forth below:

                Location                   Owned or Leased         Square Feet
                --------                   ---------------         -----------

         DISTRIBUTION FACILITIES:

         Columbus, Ohio                         Leased               179,200
         Columbus, Ohio                         Leased               105,000

         MANUFACTURING FACILITIES:

         Frankfort, New York(1)                 Owned                263,710
         Hebron, Ohio                           Owned                107,200

         SAWMILLS:

         Frankfort, New York(1)                 Owned                 59,490
         Delaware, Ohio                         Owned                 51,100
         Shippensburg, Pennsylvania             Owned                 15,000
         Lebanon, Kentucky                      Owned                 13,500
         Cookeville, Tennessee                  Owned                 12,100
         Portville, New York                    Owned                  9,000
         Huntington, Indiana                    Owned                  7,600

         (1) Our 351,000 square foot Frankfort, New York facility is comprised of a manufacturing facility, a sawmill, and approximately 27,800 square feet of office space.

         We believe that our existing manufacturing facilities, distribution centers, and sawmills are adequate for the current level of operations. We believe that our manufacturing facilities have sufficient excess capacity to accommodate a 35% to 50% increase in the current level of output.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we are involved in routine litigation incidental to the conduct of business. We believe that no currently pending litigation to which we are a party will have a material adverse effect on our financial position or results of operations.

         In April 1999, our subsidiary, V.H.G. Tools, Inc. ("VHG") and predecessor companies, were joined by Midwest Products, Inc., the defendant, in a product liability lawsuit filed in New Jersey Superior Court, Burlington County, New Jersey. The case is in its early stages, at least as to VHG. Plaintiff's and Midwest's allegations do not appear to be supported by evidence, but if plaintiff's and Midwest's allegations against VHG are proven, liability could be substantial. We believe that any compensatory damages, if awarded, would be covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market in June 1997 under the symbol "ACRN". On December 17, 1999, our common stock began trading under the same symbol on the Nasdaq SmallCap Market. The following table sets forth the high and low sales prices of the common stock on the Nasdaq SmallCap Market during the periods indicated:

                                                        Market Price
                                                        ------------
             Fiscal (Calendar) Period              High              Low
             ------------------------              ----              ---
             1999:    First Quarter               $7.75            $5.00
                      Second Quarter               7.25             4.31
                      Third Quarter                5.88             2.38
                      Fourth Quarter               3.50             1.25

             2000:    First Quarter               $2.75            $0.94
                      Second Quarter               1.69             1.00
                      Third Quarter                1.50             0.94
                      Fourth Quarter               1.13             0.25

             2001:    First Quarter               $1.00            $0.38

         As of February 28, 2001, the approximate number of record holders of the common stock was 23. The closing sales price of our common stock on February 28, 2001 was $0.8125 per share.

         We have never paid, and currently do not intend to pay, any cash dividends on our common stock. We are a holding company with no business operations of our own. Therefore, we are dependent upon payments, dividends, and distributions from UnionTools for funds to pay dividends to our stockholders. UnionTools currently intends to retain any earnings for support of its working capital, repayment of indebtedness, capital expenditures, and other general corporate purposes. UnionTools has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. Our revolving credit facility contains restrictions on UnionTools' ability to pay dividends or make payments or other distributions to us. The credit facility provides that, unless UnionTools meets certain financial tests, it may not declare any dividends or make any other payments or distributions to us except for amounts necessary to pay our operating expenses up to $250,000 per month and to pay our federal and state income taxes.

         On July 1, 1999, we issued 10,000 unregistered shares of our common stock to A. Corydon Meyer. The shares are subject to forfeiture and vest one year from the date of grant. Mr. Meyer's continued employment with us and his performance of services for us are the considerations for the grant of restricted stock. The grant of the restricted stock is exempt from registration under the Securities Act of 1933 by virtue of the exemption listed in Section 4(1) of that Act.

         From March 1999 to May 1999, we repurchased a total of 442,400 shares of common stock in open market transactions for approximately $2.5 million.

         On March 6, 2001, we received a Nasdaq Staff Determination indicating that we failed to comply with the net tangible assets, minimum bid price, and minimum float requirements for continued listing as set forth in Marketplace Rule 4310, and that our common stock, therefore, is subject to delisting from The Nasdaq SmallCap Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. There can be no assurance the panel will grant our request for continued listing.

ITEM 6. SELECTED FINANCIAL DATA

         We have derived the selected consolidated financial data for fiscal 1996, fiscal 1997, fiscal 1998, fiscal 1999, calendar 1999, and fiscal 2000 from our audited consolidated financial statements. Certain amounts from prior years have been reclassified to conform to the fiscal 2000 presentation. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                                      Fiscal Year Ended (except calendar year ended 12/31/1999)
                                                                (In thousands, except per share data)
                                    ---------------------------------------------------------------------------------
                                      8/2/96        8/1/97       7/31/98       7/30/99      12/31/99      12/31/00
                                    ------------  ------------ ------------- ------------ ------------- -------------
                                                                                          (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net sales                               $95,672      $105,303      $112,667     $117,431      $118,413      $116,591
Cost of goods sold                       70,516        78,274        87,389       97,166       102,376        94,464
                                    ------------  ------------ ------------- ------------ ------------- -------------
Gross profit                             25,156        27,029        25,278       20,265        16,037        22,127
Selling, general and                     16,815        18,293        20,033       22,651        23,448        22,052
  administrative expenses
Interest expense                          6,732         7,176         2,560        3,401         4,097         6,947
Amortization of intangibles               1,173           837           917        1,087         1,091           974
Asset impairment                              0             0             0            0         2,800         4,402
Other expenses, net(1)                    1,522         1,548           259        3,321         5,080         1,640
                                    ------------  ------------ ------------- ------------ ------------- -------------
Income (loss) from continuing            (1,086)         (825)        1,509      (10,195)      (20,479)      (13,888)
  operations before income taxes
  and cumulative effect adjustment
Income taxes                                582           134           230          145           755            80
                                    ------------  ------------ ------------- ------------ ------------- -------------
Income (loss) from continuing            (1,668)         (959)        1,279      (10,340)      (21,234)      (13,968)
  operations before cumulative
  effect adjustment
Loss from discontinued                   (6,480)       (9,920)            0         (936)         (921)            0
  operations(2)
Cumulative effect of change in              869             0             0            0             0             0
  accounting for post-retirement
  benefits
                                    ------------  ------------ ------------- ------------ ------------- -------------
Net income (loss)                       ($7,279)     ($10,879)       $1,279     ($11,276)     ($22,155)     ($13,968)
                                    ============  ============ ============= ============ ============= =============
Income (loss) from continuing            ($1.10)       ($0.48)        $0.20       ($1.64)       ($3.45)       ($2.31)
  operations per share
  (basic and diluted)
Weighted average number of            1,520,066     1,985,758     6,464,105    6,313,527     6,146,617     6,057,360
  shares outstanding

OTHER DATA:
Gross margin                              26.3%         25.7%         22.4%        17.3%         13.5%         19.0%
EBITDA(3)(4)                             $9,238        $9,840        $7,939      ($1,189)      ($7,464)       $2,720

BALANCE SHEET DATA:
Working capital from                     $8,543       $26,909       $30,645      $15,118       $10,702        $5,690
  continuing operations(5)
Total assets                             98,895        98,890       112,633      108,867       105,073        81,881
Total debt                               61,891        18,935        32,317       38,363        49,387        41,942
Stockholders' equity                     18,530        63,224        64,351       50,190        36,964        22,310


In July 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the provisions of this EITF, we have reclassified freight expenses from sales to cost of goods sold for all reporting periods.

 (1) In fiscal 1996, we recognized other expenses of $563,000 in connection with the resignation of our prior Chairman of the Board and other expense of $750,000 in connection with self-insured life insurance accruals related to the death of a former director.

         In fiscal 1997, we recognized other expense of $950,000 from the write-off of certain capitalized bank fees incurred in connection with our previous bank credit facility.

         In fiscal 1999, we recognized expenses related to strategic transactions of $994,000, consolidation of manufacturing facilities of $993,000, and consolidation of watering products operations of $355,000.

         In calendar 1999, we recognized expenses related to management restructuring charges, including severance and relocation expenses, of $668,000.

         In fiscal 2000, we recognized a $1.2 million loss in connection with the sale of certain assets related to the manufacturing and sale of the watering products and other expenses of $407,821 in connection with management restructuring charges, including severance and relocation expenses.

(2) Represents the loss from the discontinued VSI and McGuire-Nicholas operations, as well as (i) a loss in fiscal 1996 of $6.5 million incurred upon the sale of substantially all of the assets of VSI and
         (ii) a loss of $8.4 million in fiscal 1997 incurred in connection with the sale of substantially all of the assets of McGuire-Nicholas.

         In fiscal and calendar 1999, we incurred a loss from discontinued operations primarily due to a workers' compensation adjustment of $758,000 related to divested operations and sales tax obligation of $128,000 related to the sale of McGuire-Nicholas.

(3) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4) In fiscal 1999, EBITDA would have been approximately $6.5 million excluding the effect of the following unusual charges: manufacturing consolidation ($1.3 million), strategic transaction costs ($1.0 million), management restructuring charges ($0.7 million), bad debts ($0.7 million), inventory obsolescence ($2.2 million), workers' compensation ($0.4 million), and expenses related to the temporary loss of logistical control ($1.2 million).

         In fiscal 2000, EBITDA would have been approximately $7.3 million excluding the effect of the following unusual charges: operating inefficiencies resulting from delays in the manufacturing consolidation ($3.0 million), loss on the sale of assets related to the manufacturing and sale of watering products ($1.2 million), and management restructuring charges ($0.4 million).

(5) Represents current assets less current liabilities (excluding the Acquisition Facility and the Junior Participation Term Loan Note).

         We have derived the selected consolidated financial data for transition year 1999 and for the comparable period of 1998 from our audited consolidated financial statements. We included these references because we changed from a fiscal year end (the Friday closest to July 31 of the applicable year) to a calendar year end after we filed our Annual Report on Form 10-K for fiscal 1999. The 1999 transition year is the five-month period from July 31, 1999 to December 31, 1999. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                  Five-Month Period Ended
                                                                       (In thousands,
                                                                  except per share data)
                                                            ------------------------------------
                                                                 1/3/99            12/31/99
                                                            -----------------  -----------------
                                                              (Unaudited)
                STATEMENT OF OPERATIONS DATA:
                Net sales                                            $36,729            $37,711
                Cost of goods sold                                    28,517             33,727
                                                            -----------------  -----------------
                Gross profit                                           8,212              3,984
                Selling, general and                                   8,173              8,970
                  administrative expenses
                Interest expense                                       1,209              1,905
                Amortization of intangibles                              444                448
                Asset impairment                                           0              2,800
                Other expenses, net                                    1,010              2,769
                                                            -----------------  -----------------
                Loss from continuing operations                       (2,624)           (12,908)
                  before income taxes and cumulative
                  effect adjustment
                Income taxes (benefit)                                  (527)                83
                                                            -----------------  -----------------
                Loss from continuing operations                       (2,097)           (12,991)
                  before cumulative effect adjustment
                Loss from discontinued operations                       (165)              (150)
                                                            -----------------  -----------------

                Net loss                                             ($2,262)          ($13,141)
                                                            =================  =================
                Loss from continuing operations                       ($0.32)            ($2.16)
                  per share (basic and diluted)
                Weighted average number of                         6,464,105          6,023,174
                  shares outstanding

                OTHER DATA:
                Gross margin                                           22.4%              10.6%
                EBITDA                                                  $311            ($5,969)

                BALANCE SHEET DATA:
                Working capital from                                 $28,067            $10,702
                  continuing operations
                Total assets                                         114,893            105,073
                Total debt                                            37,046             49,387
                Stockholders' equity                                  62,090             36,964


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected consolidated financial data, our consolidated financial statements and the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K, as well as the factors set forth under the caption "Forward-Looking Statements" below.

OVERVIEW

         We are a leading manufacturer and distributor of non-powered lawn and garden tools. We are a holding company with no business operations of our own. Our only material asset is all of the outstanding capital stock of

UnionTools, Inc.

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

         In fiscal 2000, we focused on strategically rationalizing our business model to restore profitability. This included discontinuing the manufacture and sale of watering products and an emphasis on profitable products and relationships with customers. During fiscal 2000, improvements in our forecasting and planning processes, we believe, have allowed us to consistently provide the highest service levels in the industry.

         We experienced manufacturing inefficiencies during the first half of fiscal 2000, primarily due to the effects of consolidating manufacturing facilities in the second half of calendar 1999. Those issues have now been addressed and resolved and we have turned our focus to cost savings opportunities, driven by a new Senior Vice President of Operations and a new Vice President and General Manager of our Frankfort, New York manufacturing facility. We have also decreased the cost of our logistical processes, reducing the number of distribution locations, from three to one location in Columbus, Ohio. These reductions were accomplished during fiscal 2000 with minimal effect on service level performance. The net result as it relates to manufacturing and distribution is that we believe that we have been able to correct the problems that arose in calendar 1999 and contributed to the operating losses during that time period.

         The discontinuation of watering products and cost management on sales support and other overhead expenses has allowed us to lower our selling, general and administrative costs. We continue to challenge and re-evaluate our overhead costs of doing business.

         Interest costs have become a greater burden to us in fiscal 2000 due to higher market rates plus the incremental costs associated with executing the sixth amendment to our Credit Facility in October 1999. This has been tempered by our ongoing efforts to reduce working capital, including an $8.7 million reduction in inventory requirements.

         We are currently in negotiations to extend our existing Credit Facility through April 30, 2002. We believe an extension will provide sufficient liquidity for us as we move through our operating cycle. We continue to evaluate opportunities to reduce borrowing costs, including the potential to refinance, as our financial performance improves.

         To strengthen our technology platform and resources, all information system functions and support were outsourced to Acxiom Corporation in November 2000. The transition has been essentially completed, with no disruption to our business.

RESULTS OF OPERATIONS

         The following table sets forth certain components of our consolidated statement of operations data expressed as a percentage of net sales:

                                                Fiscal (Calendar) Year Ended (12 months)
                                      ------------------------------------------------------------
                                         7/31/98        7/30/99        12/31/99        12/31/00
                                      --------------  -------------  -------------   -------------
                                                                     (Unaudited)
Net sales                                    100.0%         100.0%         100.0%          100.0%
Cost of goods sold                            77.6%          82.7%          86.5%           81.0%
                                      --------------  -------------  -------------   -------------
Gross profit                                  22.4%          17.3%          13.5%           19.0%
Selling, general and                          17.8%          19.3%          19.8%           18.9%
  administrative expenses
Interest expense                               2.3%           2.9%           3.4%            6.0%
Amortization of intangibles                    0.8%           0.9%           0.9%            0.8%
Asset impairment                               0.0%           0.0%           2.4%            3.8%
Other expenses, net                            0.2%           2.8%           4.3%            1.4%
                                      --------------  -------------  -------------   -------------
Income (loss) from continuing                  1.3%          -8.7%         -17.3%          -11.9%
  operations before income taxes
Income taxes                                   0.2%           0.1%           0.6%            0.1%
                                      --------------  -------------  -------------   -------------
Income (loss) from continuing                  1.1%          -8.8%         -17.9%          -12.0%
  operations
Loss from discontinued operations              0.0%          -0.8%          -0.8%            0.0%
                                      --------------  -------------  -------------   -------------
Net income (loss)                              1.1%          -9.6%         -18.7%          -12.0%
                                      ==============  =============  =============   =============


                                                Five-Month Period Ended
                                          -------------------------------------
                                              1/3/99              12/31/99
                                          ----------------     ----------------
                                            (Unaudited)

Net sales                                          100.0%               100.0%
Cost of goods sold                                  77.6%                89.4%
                                          ----------------     ----------------
Gross profit                                        22.4%                10.6%
Selling, general and                                22.3%                23.8%
  administrative expenses
Interest expense                                     3.3%                 5.1%
Amortization of intangibles                          1.2%                 1.2%
Asset impairment                                     0.0%                 7.4%
Other expenses, net                                  2.7%                 7.3%
                                          ----------------     ----------------
Loss from continuing operations                     -7.1%               -34.2%
  before income taxes
Income taxes (benefit)                              -1.4%                 0.2%
                                          ----------------     ----------------
Loss from continuing operations                     -5.7%               -34.4%

Loss from discontinued operations                   -0.5%                -0.4%
                                          ----------------     ----------------

Net loss                                            -6.2%               -34.8%
                                          ================     ================


FISCAL 2000 COMPARED TO CALENDAR 1999


         Net Sales. Net sales decreased 1.5%, or $1.8 million, to $116.6 million for fiscal 2000 compared to $118.4 million in calendar 1999. The decline in net sales was caused primarily by lower watering product sales. In the third quarter of fiscal 2000, we sold assets related to the manufacturing and sale of watering products. The sales of long handled tools were slightly lower than a year ago due to the rationalization of unprofitable customers and products.

         Gross Profit. Gross profit increased 38.0%, or $6.1 million, to $22.1 million for fiscal 2000 compared to $16.0 million in calendar 1999. Gross margin increased to 19.0% for fiscal 2000 compared to 13.5% for calendar 1999. The increase in gross profit and margin were driven by several factors: improved customer service levels; shipment fulfillment processes; and consolidation of distribution centers. In addition, we have continued to focus on cost reductions and improvements in logistical and manufacturing process controls to drive year to year gains in fiscal 2000. An emphasis on profitable products and relationships with customers has also favorably influenced margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 6.0%, to $22.1 million for fiscal 2000 versus $23.4 million in calendar 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 18.9% for fiscal 2000 as compared to 19.8% in calendar 1999. The improvement reflects the elimination of sales and administrative support for the sale of watering products, as well as, productivity gains and cost reductions, including lower sales expenses and a reduction in personnel.

         Operating Income (Loss). Operating income (gross profit less selling, general and administrative expenses) improved $7.5 million, to a profit of $0.1 million for fiscal 2000 compared to a loss of $7.4 million in calendar 1999. The improvement in operating income was primarily due to the items discussed above.

         Interest Expense. Interest expense increased $2.8 million, or 69.6%, to $6.9 million for fiscal 2000 compared to $4.1 million in calendar 1999. The increase in interest expense was primarily due to higher market rates (LIBOR) and borrowing costs, as a result of the most current amendment to our loan agreement, and higher borrowing levels during the year.

         Amortization of Goodwill. Amortization of goodwill decreased 10.7% to $1.0 million for fiscal 2000 compared to $1.1 million in calendar 1999. The reduction in amortization is due to the lower amount of goodwill to be amortized, resulting from the asset impairment charges recognized during these time periods.

         Asset Impairment. An asset impairment charge of $4.4 million was recognized in fiscal 2000 and a similar charge of $2.8 million was recorded in calendar 1999. We recognized these charges based on our review of the net realizable value on certain long-lived assets related to the manufacture and sale of watering products.

         Other Expenses, Net. Other expenses decreased $3.5 million, or 67.7%, to $1.6 million for fiscal 2000 compared to $5.1 million in calendar 1999. The improvement is primarily due to the absence of costs associated with the manufacturing consolidation program that we executed in calendar 1999 and lower management restructuring costs. In fiscal 2000, the improvements were partially offset by a loss incurred on the sale of certain assets related to the manufacturing and sale of watering products. For purposes of comparison, all costs associated with management restructuring have been classified in other expenses.

         Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes decreased $6.6 million to a loss of $13.9 million in fiscal 2000 compared to a loss of $20.5 million in calendar 1999. The decreased loss was primarily due to the items discussed above.

         Net Loss. Net loss decreased $8.2 million, or 37.0%, to $14.0 million for fiscal 2000 compared to $22.2 million in calendar 1999. Net loss per share (basic and diluted) was $2.31 for fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $3.60 (basic and diluted) for calendar 1999, based on a weighted average number of shares outstanding of approximately 6.1 million.

TRANSITION 1999 COMPARED TO THE COMPARABLE PERIOD IN 1998

         Net Sales. Net sales increased $1.0 million, or 2.7%, to $37.7 million in transition 1999 compared to $36.7 million in the comparable period of 1998. The increase in net sales was caused by higher gross sales of long handled tools, partially offset by lower gross sales of molded products and an increase in allowances and deductions. Strong customer demand, including gains from reduction of order backlog, drove the increase in sales of long handled tools. The decrease in gross sales of molded products was primarily due to the loss of one significant customer. The increase in allowances and deductions was primarily a result of continued difficulties in manufacturing and logistical control.

         Gross Profit. Gross profit decreased 51.5%, or $4.2 million, to $4.0 million in transition 1999 compared to $8.2 million in the comparable period of 1998. Gross margin decreased to 10.6% in transition 1999 from 22.4% in the comparable period of 1998. The declines in gross profit and margin were driven primarily by several factors. Logistical and manufacturing control issues identified in fiscal 1999 continued to negatively affect customer service levels and related costs and higher distribution and freight expenses. Unfavorable absorption variances were incurred due to lower production levels resulting from difficulties related to the manufacturing consolidation and due to the timing of expense recognition resulting from changing our fiscal year to a calendar year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.8 million to $9.0 million for transition 1999 compared to $8.2 million in the comparable period of 1998. As a percentage of net sales, selling, general and administrative expenses increased to 23.8% in transition 1999 from 22.3% in the comparable period of 1998. The increase was due to investments in marketing related activities and information system infrastructure and associate related expenses, including workers' compensation and group benefit costs.

         Operating Income (Loss). Operating income (gross profit less selling, general and administrative expenses) decreased $5.0 million, to a loss of $5.0 million for transition 1999 from breakeven for the comparable period of 1998. The decrease in operating income was primarily due to the items discussed above.

         Interest Expense. Interest expense increased 57.6%, or $0.7 million, to $1.9 million for transition 1999 compared to $1.2 million in the comparable period of 1998. The increase in interest expense was due to higher debt levels and interest rates, consistent with the change in terms resulting from the amendment of our credit agreement, effective October 28, 1999.

         Amortization of Goodwill. Amortization of goodwill remained flat at $0.4 million in transition 1999 and in the comparable period of 1998.

         Asset Impairment. An asset impairment charge of $2.8 million was recognized in transition 1999 based on our review of the net realizable value on certain long-lived assets. There was no asset impairment charge taken in the comparable period of 1998.

         Other Expenses, Net. Other net expenses including special charges increased to $2.8 million in transition 1999 from $1.0 million in the comparable period of 1998. The increase was due primarily to costs associated with our manufacturing consolidation program and management restructuring costs offset by the absence of acquisition related costs incurred in the comparable period of 1998. The cost of our manufacturing consolidation was higher than anticipated due to inefficiencies in initial production, including training, scrap, and machine repair costs.

         Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes declined $10.3 million to a loss of $12.9 million in transition 1999 compared to a loss of $2.6 million in the comparable period of 1998. The increased loss was primarily due to the items discussed above.

         Net Loss. Net loss was $13.1 million in transition 1999 compared to a loss of $2.3 million in the comparable period of 1998. Net loss per share (basic and diluted) was $2.18 in transition 1999, based on a weighted average number of shares outstanding of approximately 6.0 million, compared to net loss per share of $0.35 (basic and diluted) in the comparable period of 1998, based on a weighted average number of shares outstanding of approximately 6.5 million.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net Sales. Net sales increased $4.7 million, or 4.2% to $117.4 million in fiscal 1999 compared to $112.7 million in fiscal 1998. The increase in net sales for fiscal 1999 reflected an aggregate $4.8 million of net sales arising from a full year of offering watering products, partially offset by operational inefficiencies in our core business.

         Gross Profit. Gross profit declined $5.0 million to $20.3 million in fiscal 1999 compared to $25.3 million in fiscal 1998. Gross profit as a percentage of net sales decreased to 17.3% in fiscal 1999 compared to 22.4% in fiscal 1998. The decline in gross profit was driven primarily by several factors. Logistical and manufacturing control issues during 1999 negatively affected customer service levels and drove higher customer deductions, distribution and freight costs associated with the revenue for that period. Control issues also contributed to an inventory loss that was discovered by taking a physical inventory count. At year end, workers' compensation reserves were reviewed for all plan years as a result of an estimated settlement of certain open years with our insurance carrier and adjusted to proper levels. We wrote off product tooling and obsolete inventory related to a discontinued product offering. Excess and obsolete inventory was evaluated and reserves were provided to reflect anticipated value recovery below cost. Accounts receivable in bankruptcy and other aged accounts were reserved. The decrease in gross profit was partially offset by benefits from our cost reduction program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.1%, or $2.6 million, to $22.6 million in fiscal 1999 compared to $20.0 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 19.3% in fiscal 1999 from 17.8% in fiscal 1998. The increase in selling, general and administrative expenses is primarily due to having a full year of costs related to watering products and the write off of uncollectible accounts.

         Operating Income (Loss). Operating income (gross profit less selling, general and administrative expenses) decreased $7.6 million, or 145.5%, to a loss of $2.4 million in fiscal 1999 compared to a profit of $5.2 million in fiscal 1998. The decrease in operating income was primarily due to the items discussed above.

         Interest Expense. Interest expense increased $0.8 million, or 32.9%, to $3.4 million in fiscal 1999 compared to $2.6 million in fiscal 1998. The increase in interest expense was due to higher market rates (LIBOR) and borrowing costs.

         Amortization of Goodwill. Amortization of goodwill increased $0.2 million, or 18.5%, to $1.1 million in fiscal 1999 compared to $0.9 million in fiscal 1998. The increase in amortization is due to the higher amount of goodwill to be amortized during fiscal 1999.

         Other Expenses, Net. Other expenses increased $3.0 million to $3.3 million in fiscal 1999 from $0.3 million in fiscal 1998. Approximately $1.4 million of the increase related to plant consolidation costs incurred in connection with (1) the consolidation of our Columbus, Ohio manufacturing facility into our primary facility located in Frankfort, New York, and (2) consolidation of the manufacturing operations of our watering products. We incurred approximately $0.6 million in fiscal 1999 related to management restructuring costs. We also incurred approximately $1.0 million in fiscal 1999 related to accounting, legal, consulting, and other expenses related to the exploration of strategic transactions.

         Income (Loss) from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes decreased $11.7 million to a loss of $10.2 million in fiscal 1999 compared to a profit of $1.5 million in fiscal 1998. The decrease was primarily due to the items discussed above.

         Net Income (Loss). We incurred a net loss of $11.3 million in fiscal 1999, a $12.6 million deterioration compared to a profit of $1.3 million in fiscal 1998. The loss from discontinued operations of $0.9 million in fiscal 1999 primarily reflects a workers' compensation accrual adjustment of $0.8 million for businesses previously sold. Net loss per share (basic and diluted) was $1.79 for fiscal 1999, based on a weighted average number of shares outstanding of approximately 6.3 million, compared to net income per share of $0.20 (basic and diluted) for fiscal 1998, based on a weighted average number of shares outstanding of approximately 6.5 million.

SEASONAL AND QUARTERLY FLUCTUATIONS; IMPACT OF WEATHER

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, our sales tend to be greater during those months. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the last six months of the calendar year. These factors increase variations in our quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for our products may vary substantially from the anticipated demand, leaving us with excess inventory or insufficient inventory to satisfy customer orders.

         Weather is the single most important factor in determining market demand for our products and also is the least predictable. For example, springtime flooding unfavorably affects the sale of most types of lawn and garden equipment, while moderate to heavy snowfall during winters usually results in a surge in demand for snow shovels. Bad weather during the spring gardening season can adversely affect overall annual sales, but if the weather is favorable during construction projects, such as new housing starts and government spending on highways, this usually represents an increase in demand for long handled tools.

         The following table sets forth certain unaudited data for each of the quarters in calendar 1999 and fiscal 2000. The financial data for each of these quarters is unaudited but includes all adjustments which we believe to be necessary for a fair presentation. All quarters include normal recurring adjustments except for the second quarter of 1999 which includes certain adjustments of $7.4 million related to the write-off of obsolete inventory, write-off of tooling associated with a discontinued product, increases in the reserve for uncollectible accounts receivable, increases in the reserve for workers' compensation, and other miscellaneous adjustments. These operating results, however, are not necessarily indicative of results for any future period.

                                                                  Calendar 1999
                                                     Quarter Ended (unaudited - in thousands)
                                        ------------------------------------------------------------------
                                                4/4/99           7/4/99          10/3/99         12/31/99
                                        ---------------  ---------------  ---------------  ---------------
Net sales                                      $38,489          $37,100          $21,088          $21,736
Cost of goods sold                              28,776           34,383           19,895           19,322
                                        ---------------  ---------------  ---------------  ---------------
Gross profit                                     9,713            2,717            1,193            2,414
Selling, general and administrative              5,675            6,251            6,236            5,286
                                        ---------------  ---------------  ---------------  ---------------
  expenses (SG&A)
Gross profit less SG&A(1)(2)                    $4,038          ($3,534)         ($5,043)         ($2,872)
                                        ===============  ===============  ===============  ===============

Net sales as a percentage of                     32.5%            31.3%            17.8%            18.4%
  full year net sales
Gross profit as a percentage of                  60.6%            16.9%             7.4%            15.1%
  full year gross profit

                                                                  Fiscal 2000
                                                       Quarter Ended (unaudited - in thousands)
                                        ------------------------------------------------------------------
                                                4/2/00           7/2/00          10/1/00         12/31/00
                                        ---------------  ---------------  ---------------  ---------------
Net sales                                      $40,737          $35,170          $22,098          $18,586
Cost of goods sold                              31,876           27,621           18,803           16,164
                                        ---------------  ---------------  ---------------  ---------------
Gross profit                                     8,861            7,549            3,295            2,422
Selling, general and administrative              5,986            5,784            5,688            4,594
                                        ---------------  ---------------  ---------------  ---------------
  expenses (SG&A)
Gross profit less SG&A(1)                       $2,875           $1,765          ($2,393)         ($2,172)
                                        ===============  ===============  ===============  ===============

Net sales as a percentage of                     34.9%            30.2%            19.0%            15.9%
  full year net sales
Gross profit as a percentage of                  40.0%            34.1%            14.9%            11.0%
  full year gross profit


         (1) Does not include amortization of intangibles and other expenses, each of which generally are non-seasonal in nature.

         (2) Second quarter 1999 gross profit less SG&A would have been a $1.2 million loss if you exclude the $7.4 million effect of the unusual year-end charges described above.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary cash needs are for working capital, capital expenditures, and debt service. We have financed our working capital, capital expenditures, and debt service through internally generated cash flow and funds borrowed under our revolving credit facility (the "Credit Facility").

         Net cash provided by continuing operations was $4.1 million in fiscal 2000 compared to net cash used in continuing operations of $4.0 million in calendar 1999. The $8.1 million improvement in net cash provided by continuing operations was due to a $7.3 million gain in net income, improved further by higher non-cash charges taken in fiscal 2000. Improvements in accounts receivable and inventory offset net unfavorable changes in pay-ables and other liabilities. Lower accounts receivable and inventory levels were the result of the discontinuation of the manufacture and sale of watering products, as well as, the liquidation of excess and obsolete inventory. The results were also favorably influenced by stronger collection efforts in accounts receivable and by more effective forecasting and planning processes in determining inventory needs.

         Net cash used in continuing operations was $7.6 million in transition 1999 compared to net cash used in continuing operations of $2.1 million in the comparable period of 1998. The $5.5 million increase in net cash used in continuing operations was driven by a $10.9 million deterioration in net income, partially offset by a $2.8 million non-cash asset impairment charge. The results were also favorably impacted by relative improvements in working capital, primarily due to a lower inventory build in transition 1999 compared to the comparable period of 1998. We fell behind on production and customer requirements due to the time and cost inefficiencies experienced as a result of the manufacturing consolidation occurring during the transition 1999 time period.

         We made capital expenditures of approximately $1.5 million in fiscal 2000, $3.4 million in transition 1999, $4.9 million during fiscal 1999, and $2.9 million in fiscal 1998. The capital expenditures relate primarily to ongoing improvements of property, plant and equipment, manufacturing process improvements, and increased manufacturing capacity. Capital requirements were lower during fiscal 2000 due to the activity level and expenditures made during transition 1999 related to the manufacturing consolidation. In addition, the discontinuation of the manufacture of watering products lowered investment levels in fiscal 2000. In fiscal 2000, expenditures were made primarily at our Frankfort, New York manufacturing facility and in strengthening our technology platform. In transition 1999, the capital expenditures were focused on the consolidation of our Columbus, Ohio manufacturing facility into the primary facility in Frankfort. The $4.0 million in proceeds from the sale of assets is the result of the sale of inventory, trademarks, and property and equipment related to the manufacture and sale of watering products.

         We utilize our Credit Facility to finance capital expenditures, fund working capital, and other general business purposes. As of December 31, 2000, approximately $3.4 million was available under the revolving portion of the Credit Facility. Indebtedness outstanding bears interest at variable rates based on LIBOR plus 3.5%.

         We recognized that the restructuring of our operations and the restoration to profitability, while significant, was not sufficient to support a refinancing of the Credit Facility. To provide the time and resources necessary to drive us forward, we are currently in negotiations to extend our existing Credit Facility through April 30, 2002.

         We continue to evaluate all non-strategic assets for purposes of sales, particularly excess or obsolete inventory. Payment terms with both customers and vendors have been impacted favorably, reducing our overall working capital needs.

         It is our belief that these actions, combined with the profit improvements already made to the business and the expected extension of the Credit Facility, will provide us with sufficient liquidity to allow us to move through our operating cycle and to continue strengthening the profitability of the business. However, if future financial results do not meet our expectations, we will activate contingency plans, further reducing expenditures, and take other actions to operate within the resources available.

EFFECTS OF INFLATION

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses, and higher interest rates. We believe that the effects of inflation on our operations have not been material in recent years.

FORWARD-LOOKING STATEMENTS

         Statements in the foregoing discussion that indicate our intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in our business, the following important factors:

         - Weather is the most significant factor in determining market demand for our products and is inherently unpredictable. Inclement weather during the spring gardening season and lack of snow during the winter may have a material adverse effect on our business, financial condition, and results of operations.

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

         - Our ten largest customers in the aggregate accounted for approximately 52.6% of gross sales in fiscal 2000. A substantial reduction or cessation of sales to these or other major customers could have a material adverse effect on our business, financial condition, and results of operations.

         - Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain customers or result in a substantial reduction or cessation of purchases of our products by certain customers. In addition, we are facing increasing pressure from retailers with respect to pricing, co-operative advertising, and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition, and results of operations.

         - A key element of our growth strategy is to increase sales in certain distribution channels that we believe are growing more rapidly than the overall industry, such as home centers and mass merchants through retailers such as Sears and Home Depot. There can be no assurance that retailers in such distribution channels will continue to open a significant number of new stores or, if opened, that we will be chosen to supply our products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for us or that such stores will not result in a reduction of sales to our other customers, whether through consolidation or otherwise.

         - Our future growth and development is largely dependent upon the services of A. Corydon Meyer, our President and Chief Executive Officer, as well as our other executive officers. The loss of Mr. Meyer's services, or the services of one or more of our other executive officers, could have a material adverse effect on us.

         - Our products require the supply of raw materials consisting primarily of steel, plastics, and ash wood. Although we have several suppliers for most of our raw materials, there can be no assurance that we will not experience shortages of raw materials or components essential to our production processes or be forced to seek alternative sources of supply. In addition, there can be no assurance that prices for such materials will remain stable. Any shortages of raw materials may result in production delays and increased costs which could have a material adverse effect on our business, financial condition, and results of operations.

         - All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are highly competitive. We compete for customers with large consumer product manufacturers and numerous other companies that produce specialty home and garden products, as well as with foreign manufacturers that export their products to the United States. Many of these competitors are larger and have significantly greater financial resources than us. There can be no assurance that increased competition in the lawn and garden industry, whether from existing competitors, new domestic manufacturers, or additional foreign manufacturers entering the United States market, will not have a material adverse effect on our business, financial condition, and results of operations.

         - Most of our hourly associates are covered by collective bargaining or similar labor agreements. We currently are a party to four such agreements, one of which expires in 2001 and three of which expire in 2002. There can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

         - We are subject to various federal, state, and local environmental laws, ordinances, and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment, and disposal of hazardous substances and wastes. We have made, and will continue to make, expenditures to comply with these environmental requirements and regularly review our procedures and policies for compliance with environmental laws. We also have been involved in remediation actions with respect to certain facilities. Amounts expended by us in such compliance and remediation activities have not been material to us. Current conditions and future events, such as changes in existing laws and regulations, may, however, give rise to additional compliance or remediation costs that could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material.

         - New housing starts often represent an addition to the overall number of consumers in the lawn and garden tool market and, accordingly, an increase in demand. Similarly, government spending on highways, bridges, and other construction projects often represents an increase in demand for long handled tools. A decline in housing starts or government spending on construction projects could result in a decrease in demand for our products and, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

         - Adverse changes in general economic conditions in the United States, including the level and availability of consumer debt, the level of interest rates, and consumer sentiment regarding the economy in general, could result in a decrease in demand for our products and, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

         - We have been notified by Nasdaq that we do not currently meet the Nasdaq SmallCap Market's continued listing requirements and that our common stock will be delisted. We have appealed this decision. There can be no assurance, however, that we will be successful with such appeal.

         - Our inability to successfully extend our Credit Facility ongoing, or to extend the Credit Facility on terms and conditions favorable to us, could have a material adverse effect on our business, financial condition, and results of operations.

         The factors set forth above are not exhaustive. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we will not undertake, and specifically decline, any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or un-anticipated events. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION AND INTEREST RATES

         We have not been significantly affected by inflation in recent years and anticipate that we will not be significantly affected by inflation in the near term. A material change in interest rates could have an impact on our financial results as we are presently paying a variable interest rate on our outstanding debt. In October 1999, we entered into an amendment of our existing Credit Facility (the "Amended Facility"). The Amended Facility provides for a $40 million revolving Credit Facility from January 1 through July 30 of each year; $35 million from July 31 through October 31; and $35 million from November 1 through December 31. In connection with the Amended Facility, the interest rate charges on outstanding borrowings was increased from LIBOR plus 1.5% to LIBOR plus 3.5%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, are set forth on pages F-1 through F-21 hereof (see Item 14 of this Annual Report on Form 10-K for the index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is included under the captions "ELECTION OF DIRECTORS", "INFORMATION CONCERNING THE BOARD OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL STOCKHOLDERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy Statement relating to our 2001 Annual Meeting of Stockholders to be held on May 30, 2001 (the "2001 Annual Meeting"), and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item is included under the "INFORMATION CONCERNING THE BOARD OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL STOCKHOLDERS" and "EXECUTIVE COMPENSATION" in our Proxy Statement relating to our 2001 Annual Meeting and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS" in our Proxy Statement relating to our 2001 Annual Meeting and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in our Proxy Statement relating to our 2001 Annual Meeting and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements are filed with this Annual Report on Form 10-K pursuant to Item 8:

          -    Report of Independent Auditors

          - Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000

          - Consolidated Statements of Operations for fiscal 1998, fiscal 1999, five-month period ended January 3, 1999 (unaudited), transition 1999, calendar 1999 (unaudited), and fiscal 2000

          - Consolidated Statements of Stockholders' Equity for fiscal 1998, fiscal 1999, transition 1999, and fiscal 2000

          - Consolidated Statements of Cash Flows for fiscal 1998, fiscal 1999, five-month period ended January 3, 1999 (unaudited), transition 1999, calendar 1999 (unaudited), and fiscal 2000

          -    Notes to Consolidated Financial Statements

         (a)(2) The following financial statement schedules are filed with this Annual Report on Form 10-K pursuant to Item 14(d) and appear immediately preceding the exhibit index:

          I.   Condensed Financial Information of Registrant

          II.  Valuation and Qualifying Accounts

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         (a)(3) The following items are filed as exhibits to this Annual Report on Form 10-K:

   EXHIBIT NUMBER                                      DESCRIPTION

         3.1 Amended and Restated Certificate of Incorporation of Acorn Products, Inc.***

         3.2      Amended and Restated Bylaws of Acorn Products, Inc.***

         4.1      Specimen Stock Certificate for common stock***

         10.1.1* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools, Inc., and J. Mitchell Dolloff (reference is made to Exhibit 10.1.1 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)

         10.1.2* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools, Inc., and A. Corydon Meyer (reference is made to Exhibit 10.1.2 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)

         10.1.3* Employment Severance Agreement, dated as of August 31, 1999 among the Company, UnionTools, Inc., and John G. Jacob (reference is made to Exhibit 10.2.3 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)

         10.2* Compensation Agreement, dated as of October 28, 1999, between the Company and William W. Abbott (reference is made to Exhibit 10.2 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)

         10.3* Acorn Products, Inc. Deferred Equity Compensation Plan for Directors***

         10.4*    Acorn Products, Inc. 1997 Stock Incentive Plan***

         10.5*    Standard Form of Acorn Products, Inc. Stock Option
                  Agreement***

         10.6*    UnionTools, Inc. Retirement Plan for Salaried Employees***

         10.7* Amendment No. 1 to UnionTools, Inc. Retirement Plan for Salaried Employees***

         10.8* Acorn Products, Inc. Supplemental Pension Plan for Executive Employees***

         10.9 Amended and Restated Credit Agreement, dated as of May 20, 1997, between UnionTools, Inc. and Heller Financial, Inc.***

         10.10 License Agreement, dated as of December 14, 2000, between UnionTools, Inc. and The Scotts Company**

         10.11 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and various funds and accounts managed by TCW Special Credits***

         10.12 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and OCM Principal Opportunities Fund, L.P.***

         10.13 Master Lease Agreement, dated as of June 4, 1998, between BancBoston Leasing, Inc. and UnionTools, Inc. (reference is made to Exhibit 10.13 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998)

         10.14 Rider No. 1 to Master Lease Agreement, dated as of June 4, 1998, between BancBoston Leasing, Inc. and UnionTools, Inc. (reference is made to Exhibit 10.14 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998)

         10.15 Amendment No.1 to Credit Agreement, dated as of November 24, 1997, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10 to Form 10-Q for the quarter ended October 31, 1997, filed with the Securities and Exchange Commission on December 15, 1997)

         10.16 Amendment No. 2 to Credit Agreement, dated as of May 22, 1998, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.16 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998)

         10.17 Amendment No. 3 to Credit Agreement, dated as of October 29, 1998, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended October 30, 1998, filed with the Securities and Exchange Commission on December 8, 1998)

         10.18 Amendment No. 4 to Credit Agreement, dated as of February 26, 1999, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended January 29, 1999, filed with the Securities and Exchange Commission on March 15,

                  1999)

         10.19 Amendment No. 5 to Credit Agreement, dated as of June 10, 1999, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999)

         10.20 Amendment No. 6 to Credit Agreement, dated as of October 28, 1999, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 99.2 to the Current Report on Form 8-K dated October 27, 1999, and filed with the Securities and Exchange Commission on October 29, 1999)

         10.21* Acorn Products, Inc. 1997 Nonemployee Director Stock Incentive Plan (reference is made to Exhibit 4(a) on a Registration Statement on Form S-8 (Registration Number 333-58807) filed with the Securities and Exchange Commission on July 9, 1998)

         21.1     Subsidiaries of the Company**

         23.1     Consent of Ernst & Young LLP**

         24.1     Power of Attorney**


--------------
     *   Management contracts and compensatory plans.

    **   Filed herewith.

   *** Previously filed with the same exhibit number on a Registration Statement on Form S-1 (Registration Number 333-25325) filed with the Securities and Exchange Commission on April 17, 1997, as amended.

         Copies of exhibits may be obtained by writing to Investor Relations, Acorn Products, Inc., P.O. Box 1930, Columbus, Ohio 43216-1930. Persons requesting copies will be charged a reasonable fee to cover reproduction and mailing expenses.

          (b)  Reports on Form 8-K:

               - We filed the following Current Reports on Form 8-K since September 30, 2000:

                    Current Report on Form 8-K, dated March 13, 2001, filed with the Securities Exchange Commission on March 14, 2001 (Items 5 and 7)

          (c)  Exhibits:

               -    The exhibits to this report follow the signature page

          (d)  Financial Statement Schedules:

               - The response to this portion of Item 14 is submitted as a separate section of this report (see Item 14(a)(2) above)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ACORN PRODUCTS, INC.

                             By:  /s/ John G. Jacob
                                  ----------------------------------------------
                                  Name: John G. Jacob
                                  Title: Vice President and Chief Financial
                                         Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                             Principal Executive Officer:

                             By:  * A. Corydon Meyer
                                  ----------------------------------------------
                                  Name: A. Corydon Meyer
                                  Title: President, Chief Executive Officer, and
                                         Director

                             Principal Financial Officer:

                             By:  /s/ John G. Jacob
                                  ----------------------------------------------
                                  Name: John G. Jacob
                                  Title: Vice President and Chief Financial
                                         Officer

                             Principal Accounting Officer:

                             By:  * Ted O'Flaherty
                                  ----------------------------------------------
                                  Name: Ted O'Flaherty
                                  Title: Chief Accounting Officer


                             Directors:

                             By:  * William W. Abbott
                                  ----------------------------------------------
                                  William W. Abbott, Chairman

                             By:  * Matthew S. Barrett
                                  ----------------------------------------------
                                  Matthew S. Barrett, Director

                             By:  * John J. Kahl, Jr.
                                  ----------------------------------------------
                                  John J. Kahl, Jr., Director

                             By:  * Stephen A. Kaplan
                                  ----------------------------------------------
                                  Stephen A. Kaplan, Director

                             By:  * John L. Mariotti
                                  ----------------------------------------------
                                  John L. Mariotti, Director


* By:  /s/ John G. Jacob
       ----------------------------------------------
       John G. Jacob, Attorney-in-fact

Dated:  April 17, 2001

                         REPORT OF INDEPENDENT AUDITORS



BOARD OF DIRECTORS AND STOCKHOLDERS
ACORN PRODUCTS, INC.

         We have audited the accompanying consolidated balance sheets of Acorn Products, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years ended July 31, 1998, July 30, 1999, December 31, 2000, and for the five-month period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Products, Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the fiscal years ended July 31, 1998, July 30, 1999, December 31, 2000, and for the five-month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that Acorn Products, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 12, the Company has incurred recurring operating losses, its revolving credit facility expires on April 30, 2001, its acquisition term loan matures on April 30, 2001, and its junior participation term loan note matures on August 1, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                             /s/ ERNST & YOUNG LLP


Columbus, Ohio
February 23, 2001

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     1999           2000
                                                                                  -----------    ------------
ASSETS                                                                                  (In thousands)
Current assets:
Cash                                                                              $   1,326       $     596
Accounts receivable, less reserves for doubtful accounts, sales                      18,021          14,541
  discounts, and other allowances ($2,140 and $2,125, respectively)
Inventories, less reserves for excess and obsolete inventory                         33,168          24,488
  ($2,305 and $1,523, respectively)
Prepaids and other current assets                                                     1,012             616
                                                                                  ---------       ---------
Total current assets                                                                 53,527          40,241
Property, plant and equipment, net of accumulated depreciation                       17,571          14,096
Goodwill, net of accumulated amortization                                            32,544          26,813
Other intangible assets                                                               1,431             731
                                                                                  ---------       ---------
Total assets                                                                      $ 105,073       $  81,881
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility (average interest rate of 9.08% and 10.31%,             $  27,228       $  19,787
  respectively) (see Note 4)
Acquisition facility (average interest rate of 8.91% and 10.31%,                     16,009          15,342
  respectively) (see Note 4)
Junior participation term loan note (average interest rate of 12%)                    6,000           6,707
  (see Note 4)
Accounts payable                                                                      9,004           7,196
Accrued expenses                                                                      5,544           7,307
Income taxes payable                                                                    206              50
Other current liabilities                                                               843             211
                                                                                  ---------       ---------
Total current liabilities                                                            64,834          56,600
Other long-term liabilities                                                           3,275           2,971
                                                                                  ---------       ---------
Total liabilities                                                                    68,109          59,571

Contingency (see Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value of $.001 per share, 20,000,000 shares                        78,262          78,262
  authorized; 6,464,105 shares issued; and 6,046,680 and 6,062,159 shares outstanding at December 31, 1999 and December 31, 2000, respectively
Contributed capital stock options                                                       460             460
Accumulated other comprehensive loss                                                   (778)         (1,551)
Retained earnings (deficit)                                                         (38,632)        (52,600)
                                                                                  ---------       ---------
                                                                                     39,312          24,571
Common stock in treasury, 417,425 and 401,946 shares at                              (2,348)         (2,261)
                                                                                  ---------       ---------
  December 31, 1999 and December 31, 2000, respectively
Total stockholders' equity                                                           36,964          22,310
                                                                                  ---------       ---------
Total liabilities and stockholders' equity                                        $ 105,073       $  81,881
                                                                                  =========       =========


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Fiscal Year Ended            Five Months Ended         Calendar (Fiscal) Year Ended
                                      ---------------------------  ----------------------------   -----------------------------
                                         7/31/98       7/30/99         1/3/99        12/31/99       12/31/99         12/31/00
                                      ------------- -------------  -------------  -------------   -------------  --------------
                                                                      (Unaudited)                    (Unaudited)
                                                                        (In thousands, except share data)
Net sales                             $   112,667   $   117,431    $    36,729    $    37,711    $   118,413    $   116,591
Cost of goods sold                         87,389        97,166         28,517         33,727        102,376         94,464
                                      -----------   -----------    -----------    -----------    -----------    -----------
Gross profit                               25,278        20,265          8,212          3,984         16,037         22,127

Selling, general and administrative        20,033        22,651          8,173          8,970         23,448         22,052
  expenses
Interest expense                            2,560         3,401          1,209          1,905          4,097          6,947
Amortization of intangibles                   917         1,087            444            448          1,091            974
Asset impairment                                0             0              0          2,800          2,800          4,402
Other expenses, net:
  Watering products consolidation               0           355              0              0            355              0
  Plant consolidation and                       0         1,661              0          2,025          3,686            408
     management restructuring
  Strategic transactions                        0           994            768              0            226              0
  Loss on sale of assets                        0             0              0              0              0          1,238
  Miscellaneous                               259           311            242            744            813             (6)
                                      -----------   -----------    -----------    -----------    -----------    -----------

Income (loss) from continuing               1,509       (10,195)        (2,624)       (12,908)       (20,479)       (13,888)
  operations before income taxes
Income taxes (benefit)                        230           145           (527)            83            755             80
                                      -----------   -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing               1,279       (10,340)        (2,097)       (12,991)       (21,234)       (13,968)
  operations

Discontinued operations:
  Loss from disposal                            0          (936)          (165)          (150)          (921)             0
                                      -----------   -----------    -----------    -----------    -----------    -----------
  Loss from discontinued operations             0          (936)          (165)          (150)          (921)             0
                                      -----------   -----------    -----------    -----------    -----------    -----------

Net income (loss)                     $     1,279      ($11,276)       ($2,262)      ($13,141)      ($22,155)      ($13,968)
                                      ===========   ===========    ===========    ===========    ===========    ===========

Basic and Diluted Earnings
  per Share Data:
Income (loss) from continuing         $      0.20        ($1.64)        ($0.32)        ($2.16)        ($3.45)        ($2.31)
  operations
Loss from discontinued operations            0.00         (0.15)         (0.03)         (0.02)         (0.15)          0.00
                                      -----------   -----------    -----------    -----------    -----------    -----------
Net income (loss) per share           $      0.20        ($1.79)        ($0.35)        ($2.18)        ($3.60)        ($2.31)
                                      ===========   ===========    ===========    ===========    ===========    ===========

Weighted average number of shares       6,464,105     6,313,527      6,464,105      6,023,174      6,146,617      6,057,360
  outstanding (basic and diluted)

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock         Contributed     Accumulated
                                      ------------------------    Capital          Other        Retained
                                       Number of                   Stock       Comprehensive    Earnings    Treasury
                                         Shares      Amount       Options          Loss         (Deficit)    Stock       Total
                                      ------------- ---------- -------------- ---------------- ------------ ---------  ----------
                                                                            (in thousands)
Balances at August 1, 1997            6,464,105    $   78,391    $      460        ($133)     ($15,494)   $        0    $   63,224

Net loss for the period August 2,             0             0             0            0         1,279             0         1,279
  1997 through July 31, 1998
Adjustment to minimum                         0             0             0         (152)            0             0          (152)
  pension liability
Comprehensive income                          0             0             0            0             0             0         1,127
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at July 31, 1998             6,464,105        78,391           460         (285)      (14,215)            0        64,351

Net loss for the period August 1,             0             0             0            0       (11,276)            0       (11,276)
  1998 through July 30, 1999
Adjustment to minimum                         0             0             0         (397)            0             0          (397)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (11,673)
Purchase of treasury stock             (442,400)            0             0            0             0        (2,488)       (2,488)
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at July 30, 1999             6,021,705        78,391           460         (682)      (25,491)       (2,488)       50,190

Net loss for the period July 31,              0             0             0            0       (13,141)            0       (13,141)
  1999 through December 31, 1999
Adjustment to minimum                         0             0             0          (96)            0             0           (96)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (13,237)
Issuance of treasury stock               24,975          (129)            0            0             0           140            11
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at December 31, 1999         6,046,680        78,262           460         (778)      (38,632)       (2,348)       36,964

Net loss for the period January 1,            0             0             0            0       (13,968)            0       (13,968)
  2000 through December 31, 2000
Adjustment to minimum                         0             0             0         (773)            0             0          (773)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (14,741)
Issuance of treasury stock               15,479             0             0            0             0            87            87
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at December 31, 2000         6,062,159    $   78,262    $      460      ($1,551)     ($52,600)      ($2,261)   $   22,310
                                     ==========    ==========    ==========   ==========    ==========    ==========    ==========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Fiscal Year Ended           Five Months Ended       Calendar (Fiscal) Year Ended
                                                -----------------------    ------------------------   -----------------------------
                                                  7/31/98     7/30/99        1/3/99       12/31/99       12/31/99       12/31/00
                                                -----------  ----------    ------------  ----------   -------------- --------------
                                                                           (Unaudited)                 (Unaudited)
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $  1,279    ($11,276)       ($ 2,262)     ($13,141)     ($22,155)      ($13,968)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) continuing operations:
    Loss from discontinued operations                  0         936             165           150           920              0
    Loss on sale of assets                             0           0               0             0             0          1,238
    Depreciation and amortization                  3,870       5,605           1,714         4,906         8,798          9,655
    Reserves for doubtful accounts, sales
      discounts, and other allowances                181       1,350             (97)         (104)        1,343            (15)
    Changes in operating assets and
      liabilities:
        Accounts receivable                       (4,572)      2,991           5,987         2,295          (701)         3,327
        Inventories                                  151        (768)         (7,849)       (2,277)        4,804          5,441
        Other assets                                 682        (495)            449         1,684           740          1,096
        Accounts payable and accrued expenses       (445)      4,449             224        (1,683)        2,708           (853)
        Income taxes payable                        (307)         80             (43)           83           206           (156)
        Other liabilities                         (1,072)     (1,471)           (388)          447          (636)        (1,709)
                                                --------    --------        --------      --------      --------       --------
Net cash provided by (used in) continuing
  operations                                        (233)      1,401          (2,100)       (7,640)       (3,973)         4,056
Net cash used in discontinued operations               0         (42)           (166)         (728)         (770)             0
                                                --------    --------        --------      --------      --------       --------
Net cash provided by (used in) operating
  activities                                        (233)      1,359          (2,266)       (8,368)       (4,743)         4,056


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of net assets from acquisition,          (9,911)          0               0             0             0              0
  net of cash acquired
Purchases of property, plant and
  equipment, net                                  (2,882)     (4,935)         (2,155)       (3,391)       (6,171)        (1,504)
Proceeds from sale of assets                           0           0               0           828           828          4,032
Proceeds from disposal of discontinued
  operations                                        (625)          0               0             0             0              0
                                                --------    --------        --------      --------      --------       --------
Net cash provided by (used in) investing
  activities                                     (13,418)     (4,935)         (2,155)       (2,563)       (5,343)         2,528


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on acquisition line          9,911           0               0         6,150         6,150           (667)
Borrowings on term loan                                0           0               0             0             0            707
Net activity on revolving loan                     3,471       6,046           4,729         4,874         6,191         (7,441)
Proceeds from issuance of treasury stock               0           0               0            11            11             87
Purchase of treasury stock                             0      (2,488)              0             0        (2,488)             0
                                                --------    --------        --------      --------      --------       --------
Net cash provided by (used in) financing
  activities                                      13,382       3,558           4,729        11,035         9,864         (7,314)
                                                --------    --------        --------      --------      --------       --------
Net increase (decrease) in cash                     (269)        (18)            308           104          (222)          (730)
Cash at beginning of period                        1,509       1,240           1,240         1,222         1,548          1,326
                                                --------    --------        --------      --------      --------       --------
Cash at end of period                           $  1,240    $  1,222        $  1,548      $  1,326      $  1,326       $    596
                                                ========    ========        ========      ========      ========       ========

Interest paid                                   $  2,338    $  3,292        $  1,207      $  1,554      $  3,180       $  4,904
                                                ========    ========        ========      ========      ========       ========


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS

         Founded in 1890, Acorn Products, Inc. ("Acorn"), through its wholly-owned subsidiary UnionTools, Inc. ("UnionTools" and together with Acorn collectively "we", "us", "our", "Company") is a leading designer, manufacturer, and marketer of branded non-powered lawn and garden tools in the United States. Our principal products include long handle tools (such as shovels, forks, rakes and hoes), snow tools, posthole diggers, wheeled goods (such as wheelbarrows and hand carts), striking tools, cutting tools, hand tools, and repair handles. We sell our products under a variety of well-known brand names and through a variety of distribution channels. In addition, we manufacture private label products for a variety of retailers. Acorn is a holding company with no business operations of its own.

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the fall and winter.

         Weather is the most significant factor in determining market demand for our products and is inherently unpredictable. Fluctuations in weather can be favorable or unfavorable for the sale of lawn and garden equipment.

         Our top two customers are Sears and Home Depot. Each of these customers accounted for over 10% of gross sales during fiscal 1998, fiscal 1999, transition 1999, and fiscal 2000. Our ten largest customers accounted for approximately 52.9% of gross sales during calendar 1999 and 52.6% of gross sales during fiscal 2000.

         Our products require the supply of raw materials consisting primarily of steel, plastics, and ash wood. We have several suppliers for most of our raw materials.

2.  SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

         On October 29, 1999, the Board of Directors of Acorn approved a change in the fiscal year end to December 31 and a change in the interim quarterly reporting periods to the period ending on the Sunday closest to the last day of each calendar quarter. Prior to the change, our fiscal year was comprised of the 52 or 53 weeks ending on the Friday closest to July 31 of each year and interim quarterly reporting periods ended on the Friday closest to the last day of each fiscal quarter. Unless otherwise stated, references to fiscal 1998 relates to the fiscal year ended July 31, 1998, fiscal 1999 relates to the fiscal year ended July 30, 1999, and fiscal 2000 relates to the fiscal year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Acorn and its subsidiaries, McGuire-Nicholas Company, Inc. ("McGuire-Nicholas") and UnionTools, Inc. (and its subsidiaries Hawthorne Tools, Inc. and Pinetree Tools, Inc.). All inter-company accounts and transactions have been eliminated. See Note 3 - Discontinued Operations regarding the disposal of McGuire-Nicholas and Note 11 - Other Expenses regarding the disposal of certain assets related to Hawthorne Tools, Inc. and Pinetree Tools, Inc.

REVENUES

         We recognize revenue from product sales when title passes to the customer.

SHIPPING AND HANDLING COSTS

         Late in 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". The EITF requires that amounts for shipping and handling billed to customers be reported as a component of sales while the related costs be reported as an expense. Prior to the issuance of the EITF, we offset freight charged to customers against freight paid to third-party shippers in computing net sales. We complied with the classification guidelines of the EITF in 2000. The Consolidated Statements of Operations for all periods presented have been adjusted to reclassify freight paid to third-party shippers from net sales to cost of goods sold.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                                          12/31/99           12/31/00
                                                        -------------      -------------
                                                                  (In thousands)
                   Finished goods                            $15,967            $11,349
                   Work in process                             8,250              6,652
                   Raw materials and supplies                  8,951              6,487
                                                        ------------       ------------
                   Total inventories                         $33,168            $24,488
                                                        ============       ============


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:


                   Machinery and equipment              3 to 7 years
                   Buildings and improvements           7 to 40 years
                   Furniture and fixtures               3 to 7 years


Property, plant and equipment consists of the following:


                                                                         12/31/99            12/31/00
                                                                      -------------       -------------
                                                                                (In thousands)

                   Land                                                     $1,306              $1,280
                   Buildings and improvements                                4,693               6,498
                   Machinery and equipment                                  24,291              21,244
                   Furniture and fixtures                                    3,095               3,509
                                                                      ------------        ------------
                                                                            33,385              32,531
                   Accumulated depreciation and amortization               (16,533)            (19,652)
                                                                      ------------        ------------
                   Property, plant and equipment, net                       16,852              12,879
                   Construction in process                                     719               1,217
                                                                      ------------        ------------
                                                                           $17,571             $14,096
                                                                      ============        ============


         Depreciation expense was approximately $4.3 million in fiscal 2000, $1.7 million in transition 1999, $4.5 million in fiscal 1999, and $2.9 million in fiscal 1998. In fiscal 1999, we recorded approximately $1.2 million in additional depreciation related to the write-down of equipment and tooling associated with a discontinued product.

GOODWILL

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is amortized on the straight-line method over a forty-year period. Accumulated amortization was approximately $14.0 million at December 31, 2000 and $8.3 million at December 31, 1999. Periodically, we assess the recoverability of our goodwill and other long-lived assets based upon an evaluation of factors such as a significant adverse event or a change in the environment in which the business operates. For goodwill identified with impaired assets, we evaluate whether the expected undiscounted future cash flows are less than the carrying value of the asset. We use a market value approach for assessing the recoverability of enterprise level goodwill. An impairment loss is recorded in the period such determination is made. We recorded approximately $4.4 million in fiscal 2000 and $2.8 million in transition 1999 in additional expense related to the impairment write-down of goodwill associated with our watering products.

INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period plus dilutive common stock equivalents using the treasury stock method. See Note 9 for the computation of basic and diluted earnings per share.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

SEGMENT REPORTING

         In 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that companies report information about operating segments, geographic areas, and major customers. In accordance with SFAS No. 131, we operate in one reportable segment.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. Because we did not have any derivatives at December 31, 2000, we do not anticipate that the adoption of the new Statement will have any effect on our earnings or our financial position.

3.   DISCONTINUED OPERATIONS

         In January 1997, we adopted a formal plan to sell McGuire-Nicholas. Accordingly, McGuire-Nicholas is accounted for as a discontinued operation and classified as such in the accompanying consolidated financial statements. During fiscal 1997, we provided for an estimated loss on the disposal of McGuire-Nicholas of $9.9 million. We recognized additional charges of approximately $0.2 in transition 1999 and $0.9 million in fiscal 1999 relating to tax and workers' compensation claims which have been classified as loss from discontinued operations.

4.   LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         UnionTools entered into a credit facility (the "Credit Facility") in December 1996 which, as amended and restated in May 1997, November 1997, October 1998, February 1999, and June 1999 provided for a $40 million revolving credit facility (the "Revolving Facility") from January 1 through June 30 ($30 million from July 1 through December 31) and a $35 million acquisition facility (the "Acquisition Facility"). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory.

         On October 28, 1999, UnionTools entered into a sixth amendment to the amended and restated Credit Facility (the "Amended Facility") to support operational, capital expenditure, and working capital needs through April 30, 2001, the revised term of the facility. The Amended Facility provides for a $40 million revolving credit facility from January 1 through July 30 of each year, $30 million from July 31 through October 31, and $35 million from November 1 through December 31.

         In addition, the Amended Facility limits the Acquisition Facility to the existing outstanding balance of approximately $16 million and extends the repayment terms as follows:

                  Date                        Payment
             -------------------           -------------------------------

             September 30, 2000              2.083% of outstanding balance
             December 31, 2000               2.083% of outstanding balance
             March 31, 2001                  2.083% of outstanding balance
             April 30, 2001                 93.751% of outstanding balance

         Borrowings under the Amended Facility bear interest at either the bank prime rate plus a margin of 1.5% (prime rate at December 31, 2000 was 9.5%) or, at UnionTools' option, the LIBOR rate plus a margin of 3.5% (LIBOR rate at December 31, 2000 was 6.81%). In addition, UnionTools is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility. The Amended Facility also includes a "success fee" that is established based upon the date of repayment of the facility. The "success fee" increases from a minimum of 0.5% of the outstanding facility commitment (if repayment occurred on or before April 30, 2000) to a maximum of 3.0% (if repayment occurs after January 31, 2001). At December 31, 2000, the facility had not been repaid.

         Borrowings under the Amended Facility are secured by substantially all of the assets of UnionTools and are guaranteed by Acorn. The Acorn guarantee is secured by a pledge of all the capital stock of UnionTools. In addition, UnionTools is required to make certain mandatory prepayments under the Amended Facility based upon cash flow and certain other events described in the Amended Facility. UnionTools may elect to prepay all or a portion of the Amended Facility at any time. At December 31, 2000, UnionTools had $3.4 million in available borrowings under the Amended Facility.

         On October 28, 1999, in connection with the Amended Facility, UnionTools also issued a $6.0 million junior participation term loan note (the "Note") bearing interest at 12% per annum. Interest is payable quarterly in arrears on each February 1, May 1, August 1, and November 1 through the issuance of additional term notes or, following repayment of all borrowings under the Amended Facility other than the Note through the payment of cash. Under the provisions of the Note, the lender has the right, at any time during which any unpaid principal amount remains, to exchange the Note for shares of common stock. The number of shares received will be equal to the sum of the unpaid principal and unpaid interest through the date of exchange divided by $3.50. If not previously exchanged for common stock, the Note matures on the latter of August 1, 2001 or ninety-one days after the Expiry Date, as defined in the Amended Facility. The proceeds of the Note were funded through a subordinated participation agreement between the lender and our majority stockholder. The
Note is by its terms incorporated into the Amended Facility and is secured by the collateral in accordance with the terms of the Amended Facility.

         The Credit Facility contains certain covenants, which, among other things, requires UnionTools to maintain specified financial ratios and places limits on future capital expenditures by UnionTools. The Credit Facility also includes negative covenants including limitations on indebtedness, liens, guarantees, obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances, optional payments and modifications and other debt instruments, transactions with affiliates, changes in fiscal year, negative pledge clauses, and changes in line of business. At December 31, 2000, we were in compliance with these covenants.

         The fair value of our long-term debt approximates the carrying amount at December 31, 2000.

5.   STOCKHOLDERS' EQUITY

TREASURY STOCK

         During fiscal 1999, we repurchased 442,400 shares of common stock at a cost of $2,488,000.

STOCK OPTIONS

         During fiscal 1997, we adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, we have elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our employee and nonemployee director stock options and, accordingly, do not recognize compensation costs when the exercise price of such stock options is equal to or greater than the fair market value of the stock at the grant date.

         Pursuant to employment agreements, certain executive officers were granted options to purchase shares of common stock. Vesting of the options and the related exercise price were contingent upon the attainment of certain profitability targets, and portions of the options that failed to vest expired. Vested options to purchase 21,690 shares of common stock (with an exercise price of $0.01 per share relating to 15,906 and $12.10 per share relating to 5,784 shares) were outstanding at December 31, 1999 and 2000. These vested options expire in December 2003.

         In April 1997, we adopted the 1997 Stock Incentive Plan (the "Incentive Plan") for executives and certain other associates of the Company. The purpose of the Incentive Plan is to provide incentives to associates by granting awards tied to the performance of the common stock. Awards to associates may take the form of options, stock appreciation rights, or sales or grants of restricted stock. We have reserved an aggregate of 1,000,000 shares of common stock for issuance under the Incentive Plan. At December 31, 2000, we granted options to purchase an aggregate of 729,450 shares under the Incentive Plan, at a weighted average exercise price of $2.63 per share.

         In January 1998, we adopted the 1997 Nonemployee Director Stock Incentive Plan (the "Nonemployee Director Incentive Plan") for nonemployee directors of Acorn. The purpose of the Nonemployee Director Incentive Plan is to enable us to attract and retain nonemployee directors by granting awards tied to the performance of the common stock. Awards to directors may take the form of options, stock appreciation rights, or sales or grants of restricted stock. We have reserved an aggregate of 500,000 shares of common stock for issuance under the Nonemployee Director Incentive Plan. At December 31, 2000, we granted options to purchase an aggregate of 147,432 shares of stock under the Nonemployee Director Incentive Plan, at a weighted average exercise price of $3.62 per share.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our incentive stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 2000 is $1.00.

         The valuation of the options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000: (i) a risk-free interest rate of 6.2%; (ii) no dividend yield; (iii) a volatility factor of the expected market price of our common stock of 0.803; and (iv) a weighted average expected life of each option of 10 years.

         If we had elected to recognize compensation expense based upon the fair value of options at the grant date as prescribed by SFAS No. 123, reported net income (loss) applicable to common stock and per share amounts would have been as follows:


                                                                    Fiscal Year
                                                     ----------------------------------------   Five Months Ended
                                                        1998          1999          2000        December 31, 1999
                                                     ------------  ------------  ------------   -----------------
Net income (loss) applicable to common stock             $43        ($11,974)      ($14,442)         ($12,109)
  (in thousands)
Net income (loss) applicable to common stock
  per share                                            $0.01          ($1.90)        ($2.38)           ($2.01)


         The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

         The following table summarizes the stock option activity:


                                                             Number        Weighted Average
                                                            of Shares       Exercise Price
                                                            ---------      ----------------
1997 STOCK INCENTIVE PLAN
Outstanding at August 1, 1997                                329,100         $   14.00
Granted                                                            0
Exercised                                                          0
Expired/terminated                                                 0
                                                            --------
Outstanding at July 31, 1998                                 329,100             14.00

Granted                                                       62,795              5.75
Exercised                                                          0
Expired/terminated                                           (20,300)            14.00
                                                            --------
Outstanding at July 30, 1999                                 371,595             12.61

Granted                                                      264,612              3.61
Exercised                                                          0
Expired/terminated                                          (286,905)            12.64
                                                            --------
Outstanding at December 31, 1999                             349,302              5.76

Granted                                                      642,189              1.57
Exercised                                                          0
Expired/terminated                                          (262,041)             4.19
                                                            --------

Outstanding at December 31, 2000                             729,450         $    2.63
                                                            ========

1997 NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN
Outstanding at August 1, 1997                                      0
Granted                                                       18,630         $   10.25
Exercised                                                          0
Expired/terminated                                                 0
                                                            --------
Outstanding at July 31, 1998                                  18,630             10.25

Granted                                                       28,800              6.70
Exercised                                                          0
Expired/terminated                                                 0
                                                            --------
Outstanding at July 30, 1999                                  47,430              8.09

Granted                                                            0
Exercised                                                          0
Expired/terminated                                                 0
                                                            --------
Outstanding at December 31, 1999                              47,430              8.09

Granted                                                      100,002              1.50
Exercised                                                          0
Expired/terminated                                                 0
                                                            --------
Outstanding at December 31, 2000                             147,432         $    3.62
                                                            ========


                                                             Number        Weighted Average
                                                            of Shares       Exercise Price
                                                            ---------      ----------------
OTHER STOCK OPTIONS
Outstanding at August 1, 1997                              39,042          $   1.79
Granted                                                         0
Exercised                                                       0
Expired/terminated                                              0
                                                          -------
Outstanding at July 31, 1998                               39,042              1.79

Granted                                                         0
Exercised                                                       0
Expired/terminated                                              0
                                                          -------
Outstanding at July 30, 1999                               39,042              1.79

Granted                                                         0
Exercised                                                 (17,352)             0.01
Expired/terminated                                              0
                                                          -------
Outstanding at December 31, 1999                           21,690              3.23

Granted                                                         0
Exercised                                                       0
Expired/terminated                                              0
                                                          -------
Outstanding at December 31, 2000                           21,690          $   3.23
                                                          =======


         The following table summarizes information regarding stock options outstanding at December 31, 2000.


                                        Options Outstanding                           Options Exercisable
                        ---------------------------------------------------     -------------------------------
                                            Weighted
                           Number           Average            Weighted            Number          Weighted
     Range of           Outstanding        Remaining            Average         Exercisable         Average
  Exercise Prices       at 12/31/00     Contractual Life     Exercise Price     at 12/31/00      Exercise Price
--------------------    -------------   -----------------    --------------     -------------    --------------
$0.01 to $3.00               773,247                9.47             $1.55           679,309             $1.53
$3.01 to $6.00                15,211                8.67             $4.81            15,211             $4.81
$6.01 to $9.00                28,800                8.08             $6.70            28,800             $6.70
$9.01 to $12.00               18,630                7.08            $10.25            18,630            $10.25
$12.01 to $14.00              62,684                6.18            $13.82            62,684            $13.82


         In fiscal 2000, we changed the exercise price of certain options issued under the 1997 Stock Incentive Plan as follows: 16,901 options repriced from $4.81 to $2.25 per share; 83,099 options repriced from $3.88 to $2.25 per share; and 100,000 options repriced from $3.00 to $1.25 per share.

DIRECTOR STOCK PLAN

         In April 1997, we adopted the Deferred Equity Compensation Plan for Directors (the "Director Stock Plan"). The purpose of the Director Stock Plan is to increase the proprietary interest of nonemployee members of the Board of Directors of Acorn, thereby increasing their incentive to contribute to our success. Only nonemployee directors are eligible to participate in the Director Stock Plan. The number of shares of common stock reserved for issuance pursuant to the Director Stock Plan is 73,000. The Board of Directors approved an amendment to the Director Stock Plan on March 26, 2001, to increase the number of shares available for issuance under the Director Stock Plan to 200,000. The amendment will be voted upon by the stockholders at the Annual Meeting of Stockholders to be held on

May 30, 2001. In lieu of cash, directors can elect to receive all or one-half of their fees in the form of shares of common stock. The number of shares of common stock issued is determined by dividing (i) an amount equal to the dollar amount of the fees to be received in the form of shares of common stock by (ii) the average of the high and low sale prices of the common stock on the Nasdaq SmallCap Market on the last business day preceding the date of payment. Any cash or stock dividends payable on shares of common stock accrue for the benefit of the directors in the form of additional shares of common stock. Shares of common stock are distributed in the form of common stock following the director's resignation from the Board of Directors. In addition, shares of common stock are distributed to directors in the form of common stock following the death of the director or a change in control of Acorn as defined in the Director Stock Plan. 26,684 shares of common stock had been awarded as of December 31, 1999 and 73,688 shares of common stock had been awarded as of December 31, 2000, under the Director Stock Plan representing an equal number of shares of common stock to be issued in the future.

6.   INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:


                                                          12/31/99    12/31/00
                                                          --------   ---------
                                                             (in thousands)
           Deferred tax assets:
                Inventory                                $    893    $    610
                Accrued expenses and other                  3,117       3,324
                Net operating loss carryforwards           23,202      29,344
                Capital loss carryforward                   2,584       2,584
                                                         --------    --------
                     Total deferred tax assets             29,796      35,862
           Valuation allowance for deferred tax assets    (25,533)    (31,342)
                                                         --------    --------
           Deferred tax assets                              4,263       4,520
           Deferred tax liabilities:
                Goodwill                                    3,223       3,271
                Depreciation and other                      1,040       1,249
                                                         --------    --------
                     Total deferred tax liabilities         4,263       4,520
                                                         --------    --------
                     Net deferred tax assets             $      0    $      0
                                                         ========    ========


Based on our history of operating losses and in accordance with SFAS No. 109, we recorded a 100% valuation allowance resulting in no deferred tax assets being recognized.

         At December 31, 2000, we had a net operating loss carryforward of $70.4 million for income tax purposes that expire in the years 2009 through 2020 and capital loss carryforward of $6.2 million for income tax purposes that expire in 2002 through 2003.

         The provision for income taxes is comprised of the following:


                                                    Fiscal Year
                                 --------------------------------------------------     Five Months Ended
                                     1998              1999              2000           December 31, 1999
                                 --------------    --------------    --------------     -----------------
         Current - Federal           $ 40             $  0              $  0                 $  0
         Current - State              190              145                80                   83
                                     ----             ----              ----                 ----
                                     $230             $145              $ 80                 $ 83
                                     ====             ====              ====                 ====


         For financial reporting purposes, the federal tax provision for fiscal 1998 represents tax due under the Alternative Minimum Tax ("AMT") system as fully reserved operating loss carryforward eliminate book taxable income. However, in fiscal 1998 we generated a loss for federal income tax purposes. Therefore, the federal income tax provision for fiscal 1998 was recorded based on the AMT system. AMT is calculated separately from the regular United States federal income tax and is based on a flat rate applied to a broader tax base. The higher of the two taxes is paid. The excess of the AMT paid over regular tax can be carried forward indefinitely to reduce regular tax liabilities in future years.

7.   PENSION AND POST-RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

         UnionTools maintains multiple defined benefit pension plans that cover substantially all associates. Benefits paid under the defined benefit plans are generally based either on years of service and the associate's compensation in recent years of employment or years of service multiplied by contractual amounts. Our funding policy for all plans is to fund at least the minimum amount required by ERISA. Activity related to the pension plans is as follows:


                                                                                           Five Months
                                                              Fiscal Year                     Ended
                                                   -------------------------------------    December
                                                      1998        1999          2000        31, 1999
                                                   -----------  ----------   -----------  ------------
                                                                     (In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year           $ 14,045     $ 15,798     $ 16,873     $ 16,688
Service cost                                            662          689          311          265
Interest cost                                         1,149        1,200        1,323          523
Actuarial losses/(gains)                              1,156            3        1,330          (67)
Plan amendments                                           0           63         (192)          29
Benefits paid                                        (1,214)      (1,065)      (1,261)        (565)
                                                   --------     --------     --------     --------
Benefit obligations at end of period               $ 15,798     $ 16,688     $ 18,384     $ 16,873
                                                   ========     ========     ========     ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period   $ 13,471     $ 14,624     $ 17,482     $ 17,102
Actual return on plan assets                          1,254        1,345        1,859          218
Company contributions                                 1,113        2,198        1,860          727
Benefits paid                                        (1,214)      (1,065)      (1,261)        (565)
                                                   --------     --------     --------     --------
Fair value of plan assets at end of period         $ 14,624     $ 17,102     $ 19,940     $ 17,482
                                                   ========     ========     ========     ========

Funded status of the plans (under-funded)          ($ 1,174)    $    414     $  1,549     $    609
Unrecognized net actuarial losses/(gains)             1,884        1,817        2,867        2,136
Minimum pension liability                            (1,202)      (1,614)      (2,386)      (1,665)
Unamortized prior service cost                          577          618          523          568
                                                   --------     --------     --------     --------
Prepaid (accrued) benefit cost                     $     85     $  1,235     $  2,553     $  1,648
                                                   ========     ========     ========     ========

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                          8.00%        8.00%        7.50%        8.00%
Expected return on plan assets                         8.75%        8.75%        8.75%        8.75%
Rate of compensation increase                          4.00%        4.00%        4.00%        4.00%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                       $    662     $    689     $    311     $    265
Interest cost                                         1,149        1,200        1,323          523
Actual return on plan assets                         (1,254)      (1,345)      (1,859)        (218)
Amortization of prior service cost                       16           21           44           21
Recognized net actuarial losses/(gains)                  77           71          367         (387)
Effects of changes in assumption                          0            0            0           58
                                                   --------     --------     --------     --------
Net periodic benefit cost                          $    650     $    636     $    186     $    262
                                                   ========     ========     ========     ========


         The following is a summary of aggregate prepaid benefit costs and aggregate accrued benefit costs:

                                                    12/31/1999     12/31/2000
                                                    ----------     ----------
                                                         (In thousands)

                Aggregate prepaid benefit cost        $ 2,787       $ 3,442
                Aggregate accrued benefit cost         (1,139)         (889)
                                                      -------       -------
                Net prepaid benefit cost              $ 1,648       $ 2,553
                                                      =======       =======

         We have individual defined benefit pension plans that have accumulated benefit obligations that are in excess of plan assets. These same plans have projected benefit obligations that are in excess of plan assets. The aggregate accumulated benefit obligations, projected benefit obligations, and fair value of plan assets of these plans are as follows:


                                                          12/31/1999      12/31/2000
                                                          ----------      ----------
                                                               (In thousands)
            Aggregate accumulated benefit obligations        $7,021         $8,214
            Aggregate projected benefit obligations           7,021          8,214
            Aggregate fair value of plan assets               5,872          7,323


POST-RETIREMENT BENEFIT PLANS

         We also sponsor an unfunded defined benefit health care plan that provides post-retirement medical and life insurance benefits to associates who had attained age 50 and 10 years of service by August 1, 1996 and to current participants receiving benefits. Lifetime benefits under the plan are capped at $25,000 per participant. Activity related to the plan is as follows:


                                                                                          Five Months
                                                                 Fiscal Year                 Ended
                                                  ----------------------------------       December
                                                     1998        1999        2000          31, 1999
                                                  ----------   --------   ----------   ---------------
                                                                     (In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year           $ 3,783     $ 2,902     $ 2,292     $ 2,404
Service cost                                            17          19           2           8
Interest cost                                          197         185         188          85
Participant contributions                                0          85         230          35
Actuarial losses/(gains)                              (406)          0         815           0
Benefits paid                                         (689)       (787)       (815)       (240)
                                                   -------     -------     -------     -------
Benefit obligations at end of period               $ 2,902     $ 2,404     $ 2,712     $ 2,292
                                                   =======     =======     =======     =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period   $     0     $     0     $     0     $     0
Company contributions                                  689         702         585         205
Participant contributions                                0          85         230          35
Benefits paid                                         (689)       (787)       (815)       (240)
                                                   -------     -------     -------     -------
Fair value of plan assets at end of period         $     0     $     0     $     0     $     0
                                                   =======     =======     =======     =======

Funded status of the plans (under-funded)          ($2,902)    ($2,404)    ($2,712)    ($2,292)
Unrecognized net actuarial losses/(gains)             (940)       (864)          4        (833)
                                                   -------     -------     -------     -------
Prepaid (accrued) benefit cost                     ($3,842)    ($3,268)    ($2,708)    ($3,125)
                                                   =======     =======     =======     =======

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                         7.50%       6.75%       7.50%       6.75%
Expected return on plan assets                         N/A         N/A         N/A         N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                       $    17     $    19     $     2     $    19
Interest cost                                          197         185         188         185
Actual return on plan assets                             0           0           0           0
Amortization of prior service cost                       0           0           0           0
Recognized net actuarial losses/(gains)               (178)        (76)        (22)        (76)
Effects of changes in assumption                         0           0           0           0
                                                   -------     -------     -------     -------
Net periodic benefit cost                          $    36     $   128     $   168     $   128
                                                   =======     =======     =======     =======


         The weighted average health care cost trend rate for fiscal 2001 is 6.0% and is assumed to remain at that level thereafter. The weighted average health care cost trend rate for fiscal 2000 was 5.5%. A one percentage point change in the assumed health care cost trend rate would have the following effects on post retirement benefit obligations:


                                                                              One Percentage         One Percentage
                                                                              Point Increase         Point Decrease
                                                                             ------------------     -----------------
                                                                                           (In thousands)
Effect on total of service and interest cost components in fiscal 2000             $ 2                   ($2)

Effect on total of post-retirement benefit obligation in fiscal 2000               $27                  ($33)

         In February 2001, UnionTools, acting in its capacity as the plan sponsor and policy holder, notified certain of its associates, retirees, and collective bargaining units (IBB, IBT, and IAM) of its intention or desire to eliminate retiree medical and life benefits. The amended change in the post-retirement benefit plans is anticipated to be effective in the second quarter of 2001. We have not assessed the impact of this amendment on our financial position. While this action may be disputed, UnionTools has reserved the right to modify or terminate these benefits within the context of each plan document.

DEFINED CONTRIBUTION 401(K) PLAN

         We sponsor defined contribution 401(k) plans covering all associates. Our matching contribution varies by plan and amounted to approximately $362,000 in fiscal 2000, $154,000 in transition 1999, $310,000 in fiscal 1999, and $293,000 in fiscal 1998.

8.   COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENT AND OPERATING LEASES

         UnionTools entered into a royalty agreement with The Scotts Company, pursuant to which UnionTools obtained the exclusive right to manufacture, distribute, and market in the United States and Canada an extensive line of lawn and garden tools under the Scotts(R) brand name. Under the agreement, UnionTools must pay certain minimum royalty amounts annually.

         Rent expense under operating leases was $2.3 million in fiscal 2000, $1.2 million in transition 1999, $2.0 million in fiscal 1999, and $1.6 million in fiscal 1998.

         The minimum annual payments under non-cancelable operating leases and the Scotts license agreement at December 31, 2000 are as follows:

                      Year                      Amount
                   ------------            -----------------

                   2001                       $2,071,000
                   2002                          609,000
                   2003                          349,000
                   2004                          226,000
                   2005                           55,000
                   Thereafter                     22,000


LITIGATION

         From time to time, we are a party to personal injury litigation arising out of incidents involving the use of our products purchased by consumers from retailers to whom we distribute. We are generally covered by insurance for these product liability claims.

         In April 1999, an inactive subsidiary, V.H.G. Tools, Inc. ("VHG") and predecessor companies, were joined by Midwest Products, Inc., the defendant, in a product liability lawsuit filed in New Jersey Superior Court, Burlington County, New Jersey. The case is in its early stages, at least as to VHG. Plaintiff's and Midwest allegations do not appear to be supported by evidence, but if plaintiff's and Midwest allegations against VHG are proven, liability could be substantial. Plaintiffs' initial settlement demand to Midwest is $26 million. We have contacted our insurance carriers with respect to this matter and have obtained acknowledgment of coverage under a primary policy which provides limits of $1 million per occurrence subject to an aggregate limit of $2 million. We have also obtained acknowledgement of coverage with respect to an umbrella policy with a limit of liability of $25 million excess of the primary policy. We have not yet received acknowledgment of coverage with respect to a secondary policy with limit of liability of $5 million excess of the umbrella policy. We believe that any compensatory damages, if awarded, will be covered by insurance.

COLLECTIVE BARGAINING AGREEMENTS

         The majority of our hourly associates are covered by collective bargaining agreements, including those at the primary manufacturing facility in Frankfort, New York, as well as those at the Columbus, Ohio distribution center. The collective bargaining agreement covering the Frankfort hourly associates expires in 2001, while the collective bargaining agreement covering the Columbus hourly associates expires in 2002. We have not been subject to a strike or work stoppage in over 20 years and believe that our relationships with our associates and applicable unions are good. However, there can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

AGREEMENTS WITH KEY EXECUTIVES

         We entered into agreements with certain of our executive officers providing for, under certain circumstances, payments from us following the termination of such executives' employment with us or following a change in control of the Company (as defined therein).

9.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and dilutive earnings per share:


                                                                                             Five Months
                                                                    Fiscal Year                 Ended
                                             --------------------------------------------      December
                                                  1998          1999             2000          31, 1999
                                             -------------  -------------   -------------   -------------
NUMERATOR
Net income (loss)                            $  1,279,000   ($11,276,000)   ($13,968,000)   ($13,141,000)
                                             ============   ============    ============    ============

DENOMINATOR
Denominator for basic earnings per share        6,464,105      6,313,527       6,057,360       6,023,174
  - weighted average shares
Effect of dilutive securities:
     1997 Stock Incentive Plan                          0              0               0               0
     1997 Nonemployee Director Stock                1,132              0               0               0
        Incentive Plan
     Deferred Equity Compensation                  12,263              0               0               0
        Plan for Directors
     Other stock options                           33,258              0               0               0
                                             ------------   ------------    ------------    ------------
     Dilutive potential common shares              46,653              0               0               0
                                             ------------   ------------    ------------    ------------

Denominator for diluted earnings per share      6,510,758      6,313,527       6,057,360       6,023,174
                                             ============   ============    ============    ============
  - weighted average shares and assumed
    conversions

Basic earnings (loss) per share              $       0.20         ($1.79)         ($2.31)         ($2.18)
                                             ============   ============    ============    ============

Diluted earnings (loss) per share            $       0.20         ($1.79)         ($2.31)         ($2.18)
                                             ============   ============    ============    ============


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

10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain financial data for each quarter of calendar 1999 and fiscal 2000. The financial data for each of these quarters is unaudited but includes all adjustments which we believe to be necessary for a fair presentation. All quarters include normal recurring adjustments except for the third quarter of fiscal 1999 which includes certain adjustments of $8.2 million related to the write-off of obsolete inventory, the write-off of tooling and inventory associated with a discontinued product, increases in the reserve for uncollectible accounts receivable, and increases in the reserve for workers' compensation and other miscellaneous adjustments. These operating results, however, are not necessarily indicative of results for any future period.


                                                                   Income (Loss)
                                                     Income            from            Income
                                                     (Loss)         Continuing         (Loss)
                                                      from          Operations          from            Net
                           Net          Gross      Continuing        Per Share      Discontinued       Income
                          Sales        Profit      Operations        (Diluted)       Operations        (Loss)
                        -----------   ----------  -------------   ----------------  --------------   -----------
                                                (In thousands, except for per share data)
1999
     First quarter      $   38,489    $   9,713   $      1,846       $       0.29     $         0     $   1,846
     Second quarter         37,100        2,717         (5,591)             (0.92)           (758)       (6,349)
     Third quarter          21,088        1,193         (8,585)             (1.42)            (12)       (8,597)
     Fourth quarter         21,736        2,414         (8,904)             (1.40)           (151)       (9,055)
                        ----------    ---------   ------------       ------------     -----------     ---------
                        $  118,413    $  16,037   $    (21,234)      $      (3.45)    $      (921)    $ (22,155)
                        ==========    =========   ============       ============     ===========     =========

2000
     First quarter      $   40,737    $   8,861           $653              $0.11              $0          $653
     Second quarter         35,170        7,549         (4,978)             (0.82)              0        (4,978)
     Third quarter          22,098        3,295         (5,692)             (0.94)              0        (5,692)
     Fourth quarter         18,586        2,422         (3,951)             (0.66)              0        (3,951)
                        ----------    ---------   ------------       ------------     -----------     ---------
                        $  116,591    $  22,127       ($13,968)            ($2.31)             $0      ($13,968)
                        ==========    =========   ============       ============     ===========     =========


11.   OTHER EXPENSES

         In January 1999, we incurred expenses of $355,000 in consolidating our watering products business into a single facility. We incurred expenses for legal, accounting, consulting, and other expenses of $994,000 in fiscal 1999 related to certain strategic transactions.

         In March 1999, we announced that we would consolidate our Columbus, Ohio manufacturing facility into our primary manufacturing facility in Frankfort, New York. The Columbus manufacturing facility continued to operate through August 1999, at which time operations ceased. Costs incurred as it related to this consolidation totaled $787,000 in transition 1999 and $993,000 in fiscal 1999. During fiscal 1999, we commenced a restructuring of our executive management team, whereby certain key executives were replaced. Costs incurred as it related to this initiative totaled $408,000 in fiscal 2000, $1,238,000 in transition 1999, and $668,000 in fiscal 1999.

         In fiscal 2000, we sold certain assets related to our watering products. Total proceeds received in connection with the sale of these assets were approximately $4 million and we recognized a loss on disposal of approximately $1.2 million.

12.   COMPANY OPERATIONS

         Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses for the last three reporting periods, our revolving Credit Facility expires on April 30, 2001, our Acquisition Facility matures on April 30, 2001, and our Junior Participation Term Loan Note matures on August 1, 2001. We have been substantially dependent upon borrowings under our credit arrangements.

         We believe the operating losses have been largely due to operational control issues related to the consolidation of our manufacturing facilities, unfavorable customer and vendor terms, and large non-recurring adjustments.

         Our primary cash needs are for working capital, capital expenditures, and debt service. We continue to finance these needs through internally generated cash flow and funds borrowed under the Credit Facility. We are currently in negotiations to extend our existing Credit Facility through April 30, 2002. In addition, in fiscal 2000, we sold substantially all the assets related to our watering products. Total proceeds received in connection with the sale of these assets were approximately $4 million.

         During fiscal 2000, we focused substantial effort on identifying opportunities to reduce operating costs, including outsourcing certain manufacturing and administrative functions, consolidating distribution facilities, and re-negotiating customer and vendor terms.

         We will take actions to generate cash from sources other than operations and the potential extension of our Credit Facility. We continue to evaluate opportunities to reduce borrowing costs, including the potential to refinance if financial performance improves. We will also continue to evaluate all non-strategic assets for purposes of sale, particularly the liquidation of excess or obsolete inventory.

13.   RELATED PARTY TRANSACTIONS

         We received certain professional services from the firm in which Acorn's former Chairman of the Board of Directors is a Partner. We paid approximately $221,000 in transition 1999 and $762,000 in fiscal 1999 for these services. At December 31, 1999, we had a payable of approximately $22,000 related to these services. We had no related party transactions in fiscal 2000.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS


                                                                         December 31,
                                                             ----------------------------------
                                                                  1999               2000
                                                             ---------------     --------------
                                                                        (In thousands)
ASSETS
Cash                                                                     $0               $102
Accounts receivable                                                       0                  0
Prepaid and other assets                                                414                150
                                                             ---------------     --------------
Total current assets                                                    414                252
Property, plant and equipment, net                                        0                  0
Goodwill                                                              6,186              6,003
Other assets (principally investment in and                          32,407             17,273
                                                             ---------------     --------------
  amounts due from wholly-owned subsidiaries)
Total assets                                                        $39,007            $23,528
                                                             ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                           $1,148             $1,168
     Income taxes payable                                                60                  0
    Other current liabilities                                           685                 50
                                                             ---------------     --------------
     Total current liabilities                                        1,893              1,218
     Long-term debt                                                     150                  0
                                                             ---------------     --------------
     Total liabilities                                                2,043              1,218
Stockholders' equity:
     Common stock                                                    78,262             78,262
     Contributed capital - stock options                                460                460
     Minimum pension liability                                         (778)            (1,551)
     Retained earnings (deficit)                                    (38,632)           (52,600)
                                                             ---------------     --------------
                                                                     39,312             24,571
     Common stock in treasury                                        (2,348)            (2,261)
                                                             ---------------     --------------
     Total stockholders' equity                                      36,964             22,310
                                                             ---------------     --------------
Total liabilities and stockholders' equity                          $39,007            $23,528
                                                             ===============     ==============



                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                               Fiscal Year
                                            ---------------------------------------------      Five Months Ended
                                               1998             1999            2000           December 31, 1999
                                            ------------     -----------     ------------     ---------------------
                                                                           (In thousands)

Selling and administrative expenses              $2,625          $3,973           $2,756                      $759
Interest expense                                     83              16              194                         0
Amortization of goodwill                            183             183              175                        76
Other expenses                                      (54)          1,075               80                     1,844
                                            ------------     -----------     ------------     ---------------------
Loss before equity in earnings and               (2,837)         (5,247)          (3,205)                   (2,679)
  losses of subsidiaries
Equity in earnings (loss) of wholly-              4,346          (6,029)         (10,763)                  (10,462)
  owned subsidiaries
Income taxes                                       (230)              0                0                         0
                                            ------------     -----------     ------------     ---------------------
Net income (loss)                                $1,279        ($11,276)        ($13,968)                 ($13,141)
                                            ============     ===========     ============     =====================



                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Fiscal Year
                                              ------------------------------------------      Five Months Ended
                                                 1998           1999           2000           December 31, 1999
                                              ------------   ------------   ------------     ---------------------
                                                                            (In thousands)
Net cash from operating activities                   $390         $2,488            $15                      ($87)
INVESTING ACTIVITIES:
Property and equipment                                  0              0              0                         0
FINANCING ACTIVITIES:
Net activity on revolving loan                          0              0              0                         0
Redemption of subordinated debt                         0              0              0                         0
Issuance of common stock                                0              0              0                         0
Issuance (purchase) of treasury stock                   0         (2,488)            87                        11
Retirement of preferred stock                           0              0              0                         0
                                              ------------   ------------   ------------     ---------------------
                                                        0         (2,488)            87                        11
                                              ------------   ------------   ------------     ---------------------
Increase (decrease) in cash                          $390             $0           $102                      ($76)
                                              ============   ============   ============     =====================




                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         In the parent company-only financial statements, Acorn's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. Acorn's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Acorn is a guarantor of the Credit Facility of UnionTools, Inc., a wholly-owned subsidiary. Cash utilized by Acorn is provided through inter-company borrowings and is subject to certain restrictions. See Note 4 to the Company's Consolidated Financial Statements.

                                UNIONTOOLS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2000


                                                                      Additions
                                                           ------------------------------
                                            Balance at       Charged to       Charged                          Balance
                                            Beginning        Costs and        to Other                          at End
              Description                   of Period         Expenses        Accounts       Deductions       of Period
----------------------------------------  ---------------  ---------------  -------------  ---------------  ---------------
PERIOD ENDED DECEMBER 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts                 $642,000       $1,192,332             $0       $1,013,872         $820,460
Reserve for sales, discounts and               1,498,446        3,495,906              0        3,690,757        1,303,595
  other allowances
                                          ---------------  ---------------  -------------  ---------------  ---------------
Total                                         $2,140,446       $4,688,238             $0       $4,704,629       $2,124,055

PERIOD ENDED DECEMBER 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts                 $940,764         $272,029             $0         $570,793         $642,000
Reserve for sales, discounts and               1,303,245          985,471              0          790,270        1,498,446
  other allowances
                                          ---------------  ---------------  -------------  ---------------  ---------------
Total                                         $2,244,009       $1,257,500             $0       $1,361,063       $2,140,446

PERIOD ENDED JULY 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts                 $259,378         $701,103             $0          $19,717         $940,764
Reserve for sales, discounts and                 634,401          668,844              0                0        1,303,245
  other allowances
                                          ---------------  ---------------  -------------  ---------------  ---------------
Total                                           $893,779       $1,369,947             $0          $19,717       $2,244,009

PERIOD ENDED JULY 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts                 $175,391         $198,649             $0         $114,662         $259,378
Reserve for sales, discounts and                 537,949           96,452              0                0          634,401
  other allowances
                                          ---------------  ---------------  -------------  ---------------  ---------------
Total                                           $713,340         $295,101             $0         $114,662         $893,779