Form 10-Q
period 2001-04-01
ACORN PRODUCTS INC
filed 2001-05-16
CIK 1036713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended April 1, 2001

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,062,159 shares of Common Stock, $.001 par value, were outstanding at May 1, 2001.

                                   FORM 10-Q

                              ACORN PRODUCTS, INC.

                                Table of Contents
                                -----------------


                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2000 and April 1, 2001

                      Consolidated Statements of Operations for the Three Months                     4
                           Ended April 2, 2000 and April 1, 2001

                      Consolidated Statements of Cash Flows for the Three Months                     5
                           Ended April 2, 2000 and April 1, 2001

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  7
                      Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                   9

         Signatures                                                                                 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            December 31, 2000         April 1, 2001
                                                                           ---------------------     -----------------
ASSETS                                                                                                 (unaudited)
Current assets:
Cash                                                                                       $596                  $866
Accounts receivable, less allowance for doubtful accounts
   and sales allowances ($2,125 and $2,759, respectively)                                14,541                23,595
Inventories, less reserves for excess and obsolete inventory                             24,488                27,416
  ($1,523 and $1,254, respectively)
Prepaids and other current assets                                                           616                   282
                                                                           ---------------------     -----------------
   Total current assets                                                                  40,241                52,159
Property, plant and equipment, net of accumulated depreciation                           14,096                13,398
Goodwill, net of accumulated amortization                                                26,813                26,595
Other intangible assets                                                                     731                   618
                                                                           ---------------------     -----------------
   Total assets                                                                         $81,881               $92,770
                                                                           =====================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                               $19,787               $28,732
Acquisition facility                                                                     15,342                15,009
Junior participation term loan note                                                       6,707                 6,913
Accounts payable                                                                          7,196                 8,883
Accrued expenses                                                                          7,307                 6,803
Income taxes payable                                                                         50                    49
Other current liabilities                                                                   211                   208
                                                                           ---------------------     -----------------
   Total current liabilities                                                             56,600                66,597
Other long-term liabilities                                                               2,971                 2,504
                                                                           ---------------------     -----------------
   Total liabilities                                                                     59,571                69,101
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued, and 6,062,159 shares
   outstanding at December 31, 2000 and April 1, 2001                                    78,262                78,262
Contributed capital-stock options                                                           460                   460
Accumulated other comprehensive loss                                                     (1,551)               (1,551)
Retained earnings (deficit)                                                             (52,600)              (51,241)
                                                                           ---------------------     -----------------
                                                                                         24,571                25,930
Common stock in treasury, 401,946 shares at
   December 31, 2000 and April 1, 2001                                                   (2,261)               (2,261)
                                                                           ---------------------     -----------------
Total stockholders' equity                                                               22,310                23,669
                                                                           ---------------------     -----------------
Total liabilities and stockholders' equity                                              $81,881               $92,770
                                                                           =====================     =================



                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               For the Three Months Ended
                                                         ----------------------------------------
                                                          April 2, 2000          April 1, 2001
                                                         -----------------      -----------------
                                                           (unaudited)            (unaudited)

Net sales                                                         $40,737                $28,317
Cost of goods sold                                                 31,876                 20,626
                                                         -----------------      -----------------
Gross profit                                                        8,861                  7,691

Selling, general and administrative expenses                        5,986                  4,211
Interest expense                                                    1,827                  1,838
Amortization of goodwill                                              269                    219
Other expenses, net                                                   106                     44
                                                         -----------------      -----------------
Income before income taxes                                            673                  1,379

Income taxes                                                           20                     21
                                                         -----------------      -----------------

Net income                                                           $653                 $1,358
                                                         =================      =================

Comprehensive income                                                 $653                 $1,358
                                                         =================      =================

PER SHARE DATA (BASIC AND DILUTED):
Net income                                                          $0.11                  $0.22
                                                         =================      =================

Weighted average shares outstanding - basic                     6,046,680              6,062,159
                                                         =================      =================

Weighted average shares outstanding - diluted                   6,062,586              6,078,065
                                                         =================      =================


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           For the Three Months Ended
                                                                     ----------------------------------------
                                                                       April 2, 2000         April 1, 2001
                                                                     ------------------     -----------------
                                                                        (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in) operating activities                       ($9,479)              ($8,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                              (361)                 (170)
     Net proceeds from sale of assets                                               66                     0
                                                                     ------------------     -----------------
     Net cash provided by (used in) investing activities                          (295)                 (170)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net activity on revolving loan                                              8,996                 8,945
     Proceeds from subordinated debt                                                 0                   206
     Principal payment on long-term debt                                             0                  (333)
                                                                     ------------------     -----------------
     Net cash provided by (used in) financing activities                         8,996                 8,818
                                                                     ------------------     -----------------
Net increase (decrease) in cash                                                   (778)                  270
Cash at beginning of period                                                      1,326                   596
                                                                     ------------------     -----------------
Cash at end of period                                                             $548                  $866
                                                                     ==================     =================
Interest paid                                                                   $1,516                $1,366
                                                                     ==================     =================



                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended December 31, 2000 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of April 1, 2001.

         2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                                                 December 31, 2000      April 1, 2001
                                                              --------------------     -----------------
                                                                             (in thousands)

                     Finished goods                                       $11,349               $13,378
                     Work in process                                        6,652                 8,198
                     Raw materials and supplies                             6,487                 5,840
                                                              --------------------     -----------------
                     Total inventories                                    $24,488               $27,416
                                                              ====================     =================



         3. In July 2000, the FASB's Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the provisions of this EITF, the Company has reclassified freight expenses from sales to cost of goods sold for the first quarter of fiscal 2000.

         4. In February 2001, the Company, acting in its capacity as plan sponsor and policy holder, notified certain of its retirees of its decision to eliminate retiree medical and life benefits. The amended change in the post-retirement benefit plans is effective in the second quarter of fiscal 2001. Subsequently, certain of the Company's retirees challenging its actions have taken legal action. While the Company's actions have been disputed, the Company has reserved the rights to modify or terminate the benefits within the context of each plan document. The Company has recognized a gain of approximately $500,000 related to the termination of these benefits.

         5. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is substantially dependent upon borrowing under its credit facility.

                  The Company continues to negotiate with its bank group to finalize an extension of its existing credit facility. Temporary extensions have been executed beyond the April 30, 2001 expiration date. It is the Company's belief that it will be able to extend the existing credit facility by the end of the second quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as well as in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

THREE MONTHS ENDED APRIL 1, 2001 COMPARED TO THREE MONTHS ENDED APRIL 2, 2000

         Net Sales. Net sales decreased 30.5%, or $12.4 million, to $28.3 million in the first quarter of fiscal 2001 compared to $40.7 million in the comparable period of fiscal 2000. The decline in net sales was driven by a 20% drop in the sale of long handled tools, caused by soft demand and the credit condition of a few key customers, limiting our ability to ship their full demand in the first quarter of fiscal 2001. We believe the soft demand has been industry wide and resulted from customer actions to manage to lower retail inventories, as well as, a longer winter weather pattern across the country that negatively affected spring season purchases. The discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line also contributed to the decline in net sales in the first quarter of fiscal 2001.

         Gross Profit. Gross profit decreased 13.2%, or $1.2 million, to $7.7 million for the first quarter of fiscal 2001 compared to $8.9 million in the comparable period of fiscal 2000. Gross margin increased to 27.2% for the first quarter of fiscal 2001 from 21.8% for the comparable period of fiscal 2000. The decrease in gross profit was due to lower sales volume partially offset by cost improvements. The improvement in gross margin is due to actions taken to lower costs and generate efficiencies, primarily in the manufacturing and logistical processes of the Company. The cost improvements also include the effect of rationalizing products and customers, as well as, the reduction of certain employee benefit programs, including post-retirement medical benefits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million, or 29.7%, to $4.2 million for the first quarter of fiscal 2001 versus $6.0 million in the comparable period of 2000. As a percentage of net sales, selling, general and administrative expenses increased to 14.9% in the first quarter of fiscal 2001 as compared to 14.7% in the comparable period of fiscal 2000. The decrease in selling, general and administrative expenses is due to cost reductions in overhead personnel and expenses, including the affect of the discontinuation of watering products.

         Operating Profit. Operating profit improved $0.6 million, or 21.0%, to a profit of $3.5 million for the first quarter of fiscal 2001 compared to a profit of $2.9 million in the comparable period of fiscal 2000. The improvement in operating profit for the first quarter was primarily due to the items discussed above.

         Interest Expense. Interest expense remained flat at $1.8 million for the first quarter of fiscal 2001 and the comparable period of fiscal 2000. The benefit of lower debt levels was offset by higher financing and related costs.

         Other Expenses, Net, and Amortization of Goodwill. Other expenses, net, including amortization of intangibles decreased $0.1 million, or 29.9%, to $0.3 million in the first quarter of fiscal 2001 compared to $0.4 million in the comparable period of fiscal 2000. This was driven primarily by lower amortization cost as a result of the reduction in goodwill in the second quarter of fiscal 2000.

         Income Before Income Taxes. Income before income taxes improved $0.7 million, or 104.9%, to a profit of $1.4 million for the first quarter of fiscal 2001 compared to $0.7 million in the comparable period of fiscal 2000. The improvement in profit was attributed primarily to the items discussed above.

         Net Income. Net income was $1.4 million for the first quarter of fiscal 2001 compared to $0.7 million in the comparable period of fiscal 2000. Net income per share (basic and diluted) was $0.22 for the first quarter of fiscal 2001 based on a weighted average number of shares outstanding of approximately
6.1 million, compared to net income per share of $0.11 (basic and diluted) for the comparable period of fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

         There have been no significant changes in the Company's liquidity and capital resources as of April 1, 2001 from those discussed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Company continues to negotiate with its bank group to finalize an extension of its existing credit facility. Temporary extensions have been executed beyond the April 30, 2001 expiration date. It is the Company's belief that it will be able to extend the existing credit facility by the end of the second quarter of fiscal 2001.

         The Company continues to take actions to generate cash from sources other than operations, including the evaluation of all non-strategic assets for purposes of sale, particularly the liquidation of excess or obsolete inventory.

EFFECTS OF INFLATION

         The Company is adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on operations have not been material between the first quarter of fiscal 2001 and the comparable period of 2000.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

                  On March 14, 2001, the Company filed with the SEC a report on Form 8-K dated March 13, 2001 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ACORN PRODUCTS, INC.

Date:  May 16, 2001              By:   /s/  A. Corydon Meyer
                                      ----------------------
                                      A. Corydon Meyer, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)


Date:  May 16, 2001              By:   /s/  John G. Jacob
                                      -------------------
                                      John G. Jacob, Vice President and Chief
                                      Financial Officer (Principal Financial
                                      Officer)