Form 10-Q
period 2001-07-01
ACORN PRODUCTS INC
filed 2001-08-10
CIK 1036713

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2001
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO_____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,062,159 shares of Common Stock, $.001 par value, were outstanding at August 1, 2001.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2000 and July 1, 2001

                      Consolidated Statements of Operations for the Three Months                     4
                           And Six Months Ended July 2, 2000 and July 1, 2001

                      Consolidated Statements of Cash Flows for the Six Months                       5
                           Ended July 2, 2000 and July 1, 2001

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  8
                      Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                               12

         Item 5.  Other Information                                                                 12

         Item 6.  Exhibits and Reports on Form 8-K                                                  12

         Signatures                                                                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        December 31, 2000         July 1, 2001
                                                                       ---------------------     ----------------
                                                                                                   (Unaudited)
ASSETS
Current assets:
Cash                                                                                   $596               $1,447
Accounts receivable, less allowance for doubtful accounts                            14,541               21,682
   and sales allowances ($2,125 and $2,561, respectively)
Inventories, less reserves for excess and obsolete inventory                         24,488               20,053
   ($1,523 and $833, respectively)
Prepaids and other current assets                                                       616                  313
                                                                       ---------------------     ----------------
   Total current assets                                                              40,241               43,495
Property, plant and equipment, net of accumulated depreciation                       14,096               12,646
Goodwill, net of accumulated amortization                                            26,813               26,375
Other intangible assets                                                                 731                  645
                                                                       ---------------------     ----------------
   Total assets                                                                     $81,881              $83,161
                                                                       =====================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                           $19,787              $23,583
Acquisition facility                                                                 15,342               15,111
Junior participation term loan note                                                   6,707                7,120
Accounts payable                                                                      7,196                5,151
Accrued expenses                                                                      7,307                6,414
Income taxes payable                                                                     50                   44
Other current liabilities                                                               211                  208
                                                                       ---------------------     ----------------
   Total current liabilities                                                         56,600               57,631
Other long-term liabilities                                                           2,971                2,340
                                                                       ---------------------     ----------------
   Total liabilities                                                                 59,571               59,971
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000 shares                        78,262               78,262
   authorized, 6,464,105 shares issued, and 6,062,159 shares
   outstanding at December 31, 2000 and July 1, 2001
Contributed capital-stock options                                                       460                  460
Accumulated other comprehensive loss                                                 (1,551)              (1,551)
Retained earnings (deficit)                                                         (52,600)             (51,720)
                                                                       ---------------------     ----------------
                                                                                     24,571               25,451
Common stock in treasury, 401,946 shares at                                          (2,261)              (2,261)
   December 31, 2000 and July 1, 2001
                                                                       ---------------------     ----------------
Total stockholders' equity                                                           22,310               23,190
                                                                       ---------------------     ----------------
Total liabilities and stockholders' equity                                          $81,881              $83,161
                                                                       =====================     ================


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       For the Three Months Ended       For the Six Months Ended
                                                    ------------------------------    ------------------------------
                                                     July 2, 2000    July 1, 2001      July 2, 2000    July 1, 2001
                                                    -------------   --------------    -------------   --------------
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                                $35,170          $29,428          $75,907          $57,744
Cost of goods sold                                        27,621           23,099           59,497           43,724
                                                    -------------   --------------    -------------   --------------
Gross profit                                               7,549            6,329           16,410           14,020

Selling, general and administrative expenses               5,784            4,665           11,770            8,874
Interest expense                                           1,885            1,730            3,712            3,568
Asset impairment charge                                    4,402                0            4,402                0
Amortization of goodwill                                     297              218              566              438
Other expenses, net                                          139              174              245              218
                                                    -------------   --------------    -------------   --------------

Income (loss) before income taxes                         (4,958)            (458)          (4,285)             922

Income taxes                                                  20               21               40               42
                                                    -------------   --------------    -------------   --------------

Net income (loss)                                        ($4,978)           ($479)         ($4,325)            $880
                                                    =============   ==============    =============   ==============

Comprehensive income (loss)                              ($4,978)           ($479)         ($4,325)            $880
                                                    =============   ==============    =============   ==============

Per Share Data (Basic and Diluted):

Net income (loss) - basic                                 ($0.82)          ($0.08)          ($0.71)           $0.15
                                                    =============   ==============    =============   ==============

Net income (loss) - diluted                               ($0.82)          ($0.08)          ($0.71)           $0.14
                                                    =============   ==============    =============   ==============

Weighted average shares outstanding - basic            6,058,728        6,062,159        6,052,639        6,062,159
                                                    =============   ==============    =============   ==============

Weighted average shares outstanding - diluted          6,058,728        6,062,159        6,052,639        6,078,065
                                                    =============   ==============    =============   ==============


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      For the Six Months Ended
                                                               ----------------------------------------
                                                                 July 2, 2000           July 1, 2001
                                                               -----------------      -----------------
                                                                 (Unaudited)            (Unaudited)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities                     ($4,266)               ($2,603)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment, net                            (134)                  (417)
                                                               -----------------      -----------------
Net cash provided by (used in) investing activities                        (134)                  (417)
Cash Flows From Financing Activities:
Net activity on revolving loan                                            4,072                  3,797
Proceeds from subordinated debt                                               0                    413
Principal payment on long-term debt                                           0                   (339)
                                                               -----------------      -----------------
Net cash provided by (used in) financing activities                       4,072                  3,871
                                                               -----------------      -----------------
Net increase (decrease) in cash                                            (328)                   851
Cash at beginning of period                                               1,326                    596
                                                               -----------------      -----------------
Cash at end of period                                                      $998                 $1,447
                                                               =================      =================
Interest paid                                                            $3,022                 $2,758
                                                               =================      =================


                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended December 31, 2000 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of July 1, 2001.

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

                  Weather is the most significant factor in determining market demand for the Company's products and is inherently unpredictable. Fluctuations in weather can be favorable or unfavorable for the sale of lawn and garden equipment. Management believes that a longer winter weather pattern across the country negatively affected spring season purchases.

         2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                         December 31, 2000        July 1, 2001
                                        --------------------   -----------------
                                                        (in thousands)

           Finished goods                           $11,349             $10,655
           Work in process                            6,652               5,733
           Raw materials and supplies                 6,487               3,665
                                        --------------------   -----------------
           Total inventories                        $24,488             $20,053


         3. In July 2000, the FASB's Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the provisions of this EITF, the Company has reclassified freight expenses from sales to cost of goods sold for the first two quarters of fiscal 2000.

         4. In February 2001, the Company, acting in its capacity as plan sponsor and policy holder, notified certain of its retirees of its decision to eliminate retiree medical and life benefits. The amended change in the post-retirement benefit plans is effective in the second quarter of fiscal 2001. Subsequently, certain of the Company's retirees challenging its actions have taken legal action. While the Company's actions have been disputed, the Company has reserved the rights to modify or terminate the benefits within the context of each plan document. In the first quarter of 2001, the Company recognized a gain of approximately $500,000 related to the termination of these benefits.

         5. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is substantially dependent upon borrowings under its credit facility.

                  On August 9, 2001, the Company entered into a sixteenth amendment to the amended and restated credit facility (the "sixteenth amendment"), the terms of which it believes will be sufficient to fund operations through April 30, 2002, the revised term of the facility. The sixteenth amendment provides for a $35 million revolving credit facility (the "Revolving Facility") from January 1 through June 30 ($25 million from July 1 through October 31; $30 million from November 1 through December 31). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. In addition, the sixteenth amendment provides for scheduled loan payments to be applied on a pro rata basis to the outstanding balances under the Company's acquisition loans and Revolving Facility. The scheduled loan payments are as follows:

                         DATE                          PAYMENT
                  --------------------    ----------------------------------

                  July 23, 2001                        $350,000
                  September 30, 2001                   $350,000
                  December 31, 2001                    $350,000
                  March 31, 2002                       $350,000
                  April 30, 2002          Entire remaining principal balance
                                          of the acquisition loans,
                                          together with all accrued but
                                          unpaid interest thereon, and
                                          all other obligations, shall
                                          be due and payable in full.


                  The sixteenth amendment contains certain covenants, which, among other things, require the Company to maintain specified financial ratios and satisfy certain tests, including maintaining cumulative EBITDA above specified levels, and places limits on future capital expenditures. The sixteenth amendment also maintains the negative covenants that existed under the previous credit facility. In addition, in compliance with the requirements of the sixteenth amendment, the Company has engaged investment bankers to identify strategic alternatives.

                  Borrowings under the sixteenth amendment bear interest at either the bank prime rate plus a margin of 3% or, at the Company's option, the LIBOR rate plus a margin of 4%. Interest is due and payable monthly in arrears. In addition, the Company is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility. The sixteenth amendment also includes a "success fee" of approximately $1,750,000. The success fee can be reduced to a minimum of $500,000 based upon the Company satisfying certain provisions within the sixteenth amendment.

                  Borrowings under the amended facility are secured by substantially all of the assets of UnionTools and are guaranteed by Acorn. The Acorn guarantee is secured by a pledge of all the capital stock of UnionTools.

         6. In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $875,000 ($0.14 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

THREE MONTHS ENDED JULY 1, 2001 COMPARED TO THREE MONTHS ENDED JULY 2, 2000

         Net Sales. Net sales decreased 16.3%, or $5.8 million, to $29.4 million in the second quarter of fiscal 2001 compared to $35.2 million in the comparable period of fiscal 2000. The decline in net sales reflects the discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line. There was also a decrease in the sale of long handled tools, primarily due to the credit condition of a few key customers, limiting our ability to ship their full demand in the second quarter of fiscal 2001.

         Gross Profit. Gross profit decreased 16.2%, or $1.2 million, to $6.3 million for the second quarter of fiscal 2001 compared to $7.5 million in the comparable period of fiscal 2000. Gross margin was essentially flat at 21.5% for the second quarter of fiscal 2001 and for the comparable period of fiscal 2000. The decrease in gross profit was due to lower sales volume. The gross margin was influenced by continued cost improvements offset by the loss of overhead absorption due to lower production levels in response to the decline in sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 19.4%, to $4.7 million for the second quarter of fiscal 2001 versus $5.8 million in the comparable period of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 15.9% in the second quarter of fiscal 2001 as compared to 16.4% in the comparable period of fiscal 2000. The improvement in selling, general and administrative expenses is due to cost reductions in sales support costs and administrative overhead, including the effect of the discontinuation of watering products.

         Operating Profit. Operating profit (gross profit less selling, general and administrative expenses) decreased $0.1 million, or 5.7%, to a profit of $1.7 million for the second quarter of fiscal 2001 compared to a profit of $1.8 million in the comparable period of fiscal 2000. The decrease in operating profit for the second quarter was primarily due to the items discussed above.

         Interest Expense. Interest expense decreased $0.2 million, to $1.7 million for the second quarter of fiscal 2001 compared to $1.9 million in the comparable period of fiscal 2000. The benefit of lower debt levels was partially offset by higher financing and related costs.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including amortization of goodwill, was essentially flat at $0.4 million in the second quarter of fiscal 2001 and the comparable period of fiscal 2000.

         Asset Impairment Charge. An asset impairment charge of $4.4 million was recognized in the second quarter of fiscal 2000 based on management review of the net realizable value on long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line. There was no asset impairment charge taken in the comparable period of fiscal 2001.

         Loss Before Income Taxes. Loss before income taxes improved to a loss of $0.5 million for the second quarter of fiscal 2001 compared to $5.0 million in the comparable period of fiscal 2000. The improvement was attributed primarily to the items discussed above.

         Net Loss. Net loss was $0.5 million for the second quarter of fiscal 2001 compared to $5.0 million in the comparable period of fiscal 2000. Net loss per share (basic and diluted) was $0.08 for the second quarter of fiscal 2001 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $0.82 (basic and diluted) for the comparable period of fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.1 million.

 SIX MONTHS ENDED JULY 1, 2001 COMPARED TO SIX MONTHS ENDED JULY 2, 2000

         Net Sales. Net sales decreased 23.9%, or $18.2 million, to $57.7 million for the first six months of fiscal 2001 compared to $75.9 million in the comparable period of fiscal 2000. The decline in net sales was driven by a 17% drop in the sale of long handled tools, caused by soft demand and the credit condition of a few key customers, limiting our ability to ship their full demand in the first six months of fiscal 2001. We believe the soft demand has been industry wide and resulted from customer actions to manage to lower retail inventories, as well as, a longer winter weather pattern across the country that negatively effected spring season purchases. The discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line also contributed to the decline in net sales in the first six months of fiscal 2001.

         Gross Profit. Gross profit decreased 14.6%, or $2.4 million, to $14.0 million for the first six months of fiscal 2001 compared to $16.4 million in the comparable period of fiscal 2000. Gross margin increased to 24.3% for the first six months of fiscal 2001 from 21.6% for the comparable period of fiscal 2000. The decrease in gross profit was due to lower sales volume partially offset by cost improvements in the manufacturing and logistical processes of the Company. The increase in gross margin was driven by cost improvements which includes the effect of rationalizing products and customers, as well as, the reduction of certain employee benefit programs, including post-retirement medical benefits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 24.6%, to $8.9 million for the first six months of fiscal 2001 versus $11.8 million in the comparable period of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 15.4% in the first six months of fiscal 2001 as compared to 15.5% in the comparable period of fiscal 2000. The decrease in selling, general and administrative expenses is due to cost reductions in sales support costs and administrative overhead, including the effect of the discontinuation of watering products.

         Operating Profit. Operating profit (gross profit less selling, general and administrative expenses) increased $0.5 million, or 10.9%, to a profit of $5.1 million for the first six months of fiscal 2001 compared to a profit of $4.6 million in the comparable period of fiscal 2000. The increase in operating profit was primarily due to the items discussed above.

         Interest Expense. Interest expense decreased $0.1 million, to $3.6 million for the first six months of fiscal 2001 compared to $3.7 million in the comparable period of fiscal 2000. The benefit of lower debt levels was offset by higher financing and related costs.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including amortization of goodwill, decreased to $0.7 million for the first six months of fiscal 2001 compared to $0.8 million in the comparable period of fiscal 2000.

         Asset Impairment Charge. An asset impairment charge of $4.4 million was recognized for the first six months of fiscal 2000 based on management review of the net realizable value on long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line. There was no asset impairment charge taken in the comparable period of fiscal 2001.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes improved to a profit of $0.9 million for the first six months of fiscal 2001 compared to a loss of $4.3 million in the comparable period of fiscal 2000. The improvement was attributed primarily to the items discussed above.

         Net Income (Loss). Net income was $0.9 million for the first six months of fiscal 2001 compared to a loss of $4.3 million in the comparable period of fiscal 2000. Net income per share was $0.15 (basic) and $0.14 (diluted) for the first six months of fiscal 2001 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $0.71 (basic and diluted) for the comparable period of fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company is substantially dependent upon borrowings under its credit facility.

         On August 9, 2001, the Company entered into a sixteenth amendment to the amended and restated credit facility (the "sixteenth amendment"), the terms of which it believes will be sufficient to fund operations through April 30, 2002, the revised term of the facility. The sixteenth amendment provides for a $35 million revolving credit facility (the "Revolving Facility") from January 1 through June 30 ($25 million from July 1 through October 31; $30 million from November 1 through December 31). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. In addition, the sixteenth amendment provides for scheduled loan payments to be applied on a pro rata basis to the outstanding balances under the Company's acquisition loans and Revolving Facility. The scheduled loan payments are as follows:

                       DATE                               PAYMENT
                --------------------         ----------------------------------

                July 23, 2001                             $350,000
                September 30, 2001                        $350,000
                December 31, 2001                         $350,000
                March 31, 2002                            $350,000
                April 30, 2002               Entire remaining principal balance
                                             of the acquisition loans,
                                             together with all accrued but
                                             unpaid interest thereon, and
                                             all other obligations, shall
                                             be due and payable in full.


         The sixteenth amendment contains certain covenants, which, among other things, require the Company to maintain specified financial ratios and satisfy certain tests, including maintaining cumulative EBITDA above specified levels, and places limits on future capital expenditures. The sixteenth amendment also maintains the negative covenants that existed under the previous credit facility. In addition, in compliance with the requirements of the sixteenth amendment, the Company has engaged investment bankers to identify strategic alternatives.

         Borrowings under the sixteenth amendment bear interest at either the bank prime rate plus a margin of 3% or, at the Company's option, the LIBOR rate plus a margin of 4%. Interest is due and payable monthly in arrears. In addition, the Company is required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility. The sixteenth amendment also includes a "success fee" of approximately $1,750,000. The success fee can be reduced to a minimum of $500,000 based upon the Company satisfying certain provisions within the sixteenth amendment.

         The Company continues to take actions to generate cash from sources other than operations, including the evaluation of all non-strategic assets for purposes of sale, particularly the liquidation of excess or obsolete inventory.

EFFECTS OF INFLATION

         The Company is adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on operations have not been material between the second quarter of fiscal 2001 and the comparable period of 2000.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2001 Annual Meeting of Stockholders on May 30, 2001. Holders of 5,031,236 common shares of the Company were present representing 83.0% of the Company's common shares issued and outstanding and entitled to vote at the meeting.

         The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                  Name                        Votes For           Votes Withheld
                  ----                        ---------           --------------

                  William W. Abbott           4,860,333                170,903
                  Matthew S. Barrett          4,860,333                170,903
                  John J. Kahl                4,860,333                170,903
                  Stephan A. Kaplan           4,860,333                170,903
                  John L. Mariotti            4,860,333                170,903
                  A. Corydon Meyer            4,860,333                170,903

         The proposal to approve Ernst & Young LLP as the Company's independent certified public accountants passed with 5,028,136 shares voting in favor, 3,000 shares voting against and 100 shares abstaining.

         The proposal to approve an amendment increasing the number of common shares available for issuance under the Company's Non-employee Director Stock Option Plan from 73,000 to 200,000 passed with 4,789,963 shares voting in favor, 239,473 shares voting against and 1,800 shares abstaining.

ITEM 5.  OTHER INFORMATION

         Effective June 1, 2001, Acorn Director Stephen A. Kaplan resigned as a director of the Company. The Board of Directors elected Vincent J. Cebula to the Board of Directors to fill the vacancy created by Mr. Kaplan's resignation. Mr. Cebula is a Managing Director of Oaktree Capital Management, LLC, where he has worked since June 1995. From April 1994 until May 1995, Mr. Cebula was a Senior Vice President of TCW Asset Management Company. Mr. Cebula serves on the boards of directors of several private companies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              None.

         (b)  REPORTS ON FORM 8-K.

              On May 1, 2001, the Company filed with the SEC a report on Form 8-K dated April 30, 2001 (Items 5 and 7).

              On May 10, 2001, the Company filed with the SEC a report on Form 8-K dated May 7, 2001 (Items 5 and 7).

              On May 17, 2001, the Company filed with the SEC a report on Form 8-K dated May 14, 2001 (Items 5 and 7).

              On May 23, 2001, the Company filed with the SEC a report on Form 8-K dated May 21, 2001 (Items 5 and 7).

              On June 7, 2001, the Company filed with the SEC a report on Form 8-K dated June 4, 2001 (Items 5 and 7).

              On June 13, 2001, the Company filed with the SEC a report on Form 8-K dated June 5, 2001 (Item 5).

              On June 20, 2001, the Company filed with the SEC a report on Form 8-K dated June 15, 2001 (Items 5 and 7).

              On June 29, 2001, the Company filed with the SEC a report on Form 8-K dated June 26, 2001 (Items 5 and 7).

              On August 10, 2001, the Company filed with the SEC a report on Form 8-K dated August 10, 2001 (Item 5).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ACORN PRODUCTS, INC.


Date: August 10, 2001     By:  /s/  A. Corydon Meyer
                               -------------------------------------------------
                               A. Corydon Meyer, President and Chief Executive
                                Officer (Principal Executive Officer)


Date: August 10, 2001     By:  /s/  John G. Jacob
                               -------------------------------------------------
                               John G. Jacob, Vice President and Chief Financial
                                Officer (Principal Financial Officer)