Form 10-Q
period 2001-09-30
ACORN PRODUCTS INC
filed 2001-11-14
CIK 1036713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,062,359 shares of Common Stock, $.001 par value, were outstanding at November 12, 2001.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2000 and September 30, 2001

                      Consolidated Statements of Operations for the Three Months                     4
                           and Nine Months Ended October 1, 2000 and September
                           30, 2001

                      Consolidated Statements of Cash Flows for the Nine Months                      5
                           Ended October 1, 2000 and September 30, 2001

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  8
                       Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                  12

         Signatures                                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  December 31, 2000   September 30, 2001
                                                                  -----------------   ------------------
                                                                                         (Unaudited)
ASSETS
Current assets:
Cash                                                                    $    596         $  1,198
Accounts receivable, less allowance for doubtful accounts                 14,541           11,688
   and sales allowances ($2,125 and $1,398, respectively)
Inventories, less reserves for excess and obsolete inventory              24,488           21,252
   ($1,523 and $834, respectively)
Prepaids and other current assets                                            616              472
                                                                        --------         --------
   Total current assets                                                   40,241           34,610
Property, plant and equipment, net of accumulated depreciation            14,096           11,901
Goodwill, net of accumulated amortization                                 26,813           26,156
Other intangible assets                                                      731              554
                                                                        --------         --------
   Total assets                                                         $ 81,881         $ 73,221
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                               $ 19,787         $ 14,798
Acquisition facility                                                      15,342           14,878
Junior participation term loan note                                        6,707            7,489
Accounts payable                                                           7,196            5,745
Accrued expenses                                                           7,307            7,405
Income taxes payable                                                          50               46
Other current liabilities                                                    211              208
                                                                        --------         --------
   Total current liabilities                                              56,600           50,569
Other long-term liabilities                                                2,971              741
                                                                        --------         --------
   Total liabilities                                                      59,571           51,310
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000 shares             78,262           78,262
   authorized, 6,464,105 shares issued at December 31,
   2000 and September 30, 2001, and 6,062,159 and 6,062,359 shares outstanding at December 31, 2000 and September 30, 2001
Contributed capital-stock options                                            460              460
Accumulated other comprehensive loss                                      (1,551)          (1,551)
Retained earnings (deficit)                                              (52,600)         (52,999)
                                                                        --------         --------
                                                                          24,571           24,172
Common stock in treasury, 401,946 shares at December 31,                  (2,261)          (2,261)
   2000 and 401,746 shares at September 30, 2001
                                                                        --------         --------
Total stockholders' equity                                                22,310           21,911
                                                                        --------         --------
Total liabilities and stockholders' equity                              $ 81,881         $ 73,221
                                                                        ========         ========




                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         For the Three Months Ended                    For the Nine Months Ended
                                         --------------------------                    -------------------------
                                    October 1, 2000     September 30, 2001       October 1, 2000     September 30, 2001
                                    ---------------     ------------------       ---------------     ------------------
                                      (Unaudited)          (Unaudited)             (Unaudited)          (Unaudited)

Net sales                               $22,098                 $18,097              $98,005                 $75,841
Cost of goods sold                       18,803                  13,079               78,300                  56,803
                                        -------                 -------              -------                 -------
Gross profit                              3,295                   5,018               19,705                  19,038

Selling, general and                      5,688                   4,476               17,458                  13,350
   administrative expenses
Interest expense                          1,701                   1,616                5,413                   5,184
Asset impairment charge                       0                       0                4,402                       0
Amortization of goodwill                    181                     218                  747                     656
Other expenses, net                       1,396                     (35)               1,641                     183
                                        -------                 -------              -------                 -------
Loss before income taxes                 (5,671)                 (1,257)              (9,956)                   (335)

Income taxes                                 21                      21                   61                      63
                                        -------                 -------              -------                 -------
Net loss                                ($5,692)                ($1,278)            ($10,017)                  ($398)
                                        =======                 =======              =======                 =======
Comprehensive loss                      ($5,692)                ($1,278)            ($10,017)                  ($398)
                                        =======                 =======              =======                 =======
Per Share Data
   (Basic and Diluted):

Net loss - basic and diluted             ($0.94)                 ($0.21)              ($1.65)                 ($0.07)
                                        =======                 =======              =======                 =======
Weighted average shares               6,058,728               6,062,359            6,055,789               6,062,359
   outstanding -                      =========               =========            =========               =========
   basic and diluted





                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             For the Nine Months Ended
                                                          -----------------------------------
                                                          October 1, 2000  September 30, 2001
                                                          ---------------  ------------------
                                                            (Unaudited)      (Unaudited)

Cash Flows From Operating Activities:
   Net cash provided by operating activities                  $  9,563         $  5,820
Cash Flows From Investing Activities:
   Purchases of property, plant and equipment, net              (1,193)            (534)
   Net proceeds from sale of assets                              1,305                0
                                                              --------         --------
   Net cash provided by (used in) investing activities             112             (534)
Cash Flows From Financing Activities:
   Net activity on revolving loan                              (10,664)          (4,988)
   Proceeds from issuance of long-term debt                        322                0
   Repayment of long-term debt                                       0             (478)
   Purchase of treasury stock                                       86                0
   Subordinated debt                                                 0              782
                                                              --------         --------
   Net cash used in financing activities                       (10,256)          (4,684)
                                                              --------         --------
Net increase (decrease) in cash                                   (581)             602
Cash at beginning of period                                      1,326              596
                                                              --------         --------
Cash at end of period                                         $    745         $  1,198
                                                              ========         ========
Interest paid                                                 $  4,058         $  3,009
                                                              ========         ========




                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders for the year ended December 31, 2000 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of September 30, 2001.

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

      2. Inventories of Acorn Products, Inc. are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                                               December 31, 2000        September 30, 2001
                                                               -----------------        ------------------
                                                                (in thousands)

                     Finished goods                                       $11,349                   $11,601
                     Work in process                                        6,652                     5,699
                     Raw materials and supplies                             6,487                     3,952
                                                                          -------                   -------
                     Total inventories                                    $24,488                   $21,252


      3. In July 2000, the FASB's Emerging Issues Task Force (EITF) issued
EITF 00-10, Accounting for Shipping and Handling Fees and Costs. In accordance with the provisions of this EITF, the Company has reclassified freight expenses from sales to cost of goods sold for fiscal 2000.

      4. In February 2001, the Company, acting in its capacity as plan sponsor and policy holder, notified certain of its retirees of its decision to eliminate retiree medical and life benefits. The amended change in the post-retirement benefit plans is effective in the second quarter of fiscal 2001. Subsequently, certain of the Company's retirees challenged these actions by taking legal action. The issue was resolved in the Company's favor, that the Company had reserved the rights to modify or terminate the benefits within the context of each plan document. In the first nine months of 2001, the Company recognized a gain of approximately $2,000,000 less related expenses in connection with the termination of these benefits.

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

         On October 4, 2001, the Company entered into a seventeenth amendment to the amended and restated credit facility (the "seventeenth amendment"), the terms of which extended certain of the covenants covered in the sixteenth amendment.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 2000

         Net Sales. Net sales decreased 18.1%, or $4.0 million, to $18.1 million in the third quarter of fiscal 2001 compared to $22.1 million in the comparable period of fiscal 2000. The decline in net sales reflects the discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line. There was also a decrease in the sale of long handled tools, primarily due to the credit condition of a few key customers, limiting our ability to ship their full demand in the third quarter of fiscal 2001.

         Gross Profit. Gross profit increased 52.3%, or $1.7 million, to $5.0 million for the third quarter of fiscal 2001 compared to $3.3 million in the comparable period of fiscal 2000. Gross margin increased to 27.7% for the third quarter of fiscal 2001 compared to 14.9% in the comparable period of fiscal 2000. The majority of the increase in gross profit and gross margin was due to the net favorable effect of changes in certain employee benefit plans, including the termination of certain retiree medical and life benefits, which resulted in a one-time gain of $1.5 million less related expenses. Gross profit and gross margin were also favorably influenced by continued cost improvements partially offset by the loss of overhead absorption due to lower production levels in response to the decline in sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million, or 21.3%, to $4.5 million for the third quarter of fiscal 2001 versus $5.7 million in the comparable period of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 24.7% in the third quarter of fiscal 2001 as compared to 25.7% in the comparable period of fiscal 2000. The decrease in selling, general and administrative expenses is due to cost reductions in sales support costs and administrative overhead, including the effect of the discontinuation of watering products.

         Operating Profit. Operating profit (gross profit less selling, general and administrative expenses) increased $2.9 million, or 122.7%, to a profit of $0.5 million for the third quarter of fiscal 2001 compared to a loss of $2.4 million in the comparable period of fiscal 2000. The increase in operating profit for the third quarter was primarily due to the items discussed above.

         Interest Expense. Interest expense decreased $0.1 million, to $1.6 million for the third quarter of fiscal 2001 compared to $1.7 million in the comparable period of fiscal 2000. The decrease was primarily due to lower interest rates and slightly lower debt levels, partially offset by costs incurred to extend our credit facility, expensed during the third quarter of fiscal 2001.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including amortization of goodwill, decreased $1.4 million to $0.2 million for the third quarter of fiscal 2001 compared to $1.6 million in the comparable period of fiscal 2000. The decrease in other expenses is primarily due to the loss on sale of assets used in the manufacture and sale of watering products recognized in the third quarter of fiscal 2000, absent in fiscal 2001.

         Loss Before Income Taxes. Loss before income taxes improved to a loss of $1.3 million for the third quarter of fiscal 2001 compared to $5.7 million in the comparable period of fiscal 2000. The improvement was attributed primarily to the items discussed above.

         Net Loss. Net loss was $1.3 million for the third quarter of fiscal 2001 compared to $5.7 million in the comparable period of fiscal 2000. Net loss per share (basic and diluted) was $0.21 for the third quarter of fiscal 2001 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $0.94 (basic and diluted) for the comparable period of fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
OCTOBER 1, 2000

         Net Sales. Net sales decreased 22.6%, or $22.2 million, to $75.8 million for the first nine months of fiscal 2001 compared to $98.0 million in the comparable period of fiscal 2000. The decline in net sales was driven by a drop in the sale of long handled tools, caused by soft demand during the spring season and the credit condition of a few key customers, limiting our ability to ship their full demand in the first nine months of fiscal 2001. We believe the soft demand has been industry wide and resulted from customer actions to manage to lower retail inventories, as well as, a longer winter weather pattern across the country that negatively effected spring season purchases. The discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line also contributed to the decline in net sales in the first nine months of fiscal 2001.

         Gross Profit. Gross profit decreased 3.4%, or $0.7 million, to $19.0 million for the first nine months of fiscal 2001 compared to $19.7 million in the comparable period of fiscal 2000. Gross margin increased to 25.1% for the first nine months of fiscal 2001 from 20.1% for the comparable period of fiscal 2000. The decrease in gross profit was due to lower sales volume and the related loss of overhead absorption from lower production levels, partially offset by continued cost improvements and the net favorable effect of changes in certain employee benefit plans, including the termination of certain retiree medical and life benefits, which resulted in a one-time gain of $2.0 million less related expenses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.1 million, or 23.5%, to $13.4 million for the first nine months of fiscal 2001 versus $17.5 million in the comparable period of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 17.6% in the first nine months of fiscal 2001 as compared to 17.8% in the comparable period of fiscal 2000. The decrease in selling, general and administrative expenses is due to cost reductions in sales support costs and administrative overhead in response to lower sales volume, including the effect of the discontinuation of watering products.

         Operating Profit. Operating profit (gross profit less selling, general and administrative expenses) increased $3.4 million, or 153.1%, to a profit of $5.7 million for the first nine months of fiscal 2001 compared to a profit of $2.2 million in the comparable period of fiscal 2000. The increase in operating profit was primarily due to the items discussed above.

         Interest Expense. Interest expense decreased $0.2 million, to $5.2 million for the first nine months of fiscal 2001 compared to $5.4 million in the comparable period of fiscal 2000. The decrease was primarily due to lower interest rates and debt levels partially offset by costs incurred to extend our credit facility.

         Amortization of Goodwill and Other Expenses, Net. Other expenses, net, including amortization of goodwill, decreased to $0.8 million for the first nine months of fiscal 2001 compared to $2.4 million in the comparable period of fiscal 2000. The decrease in other expenses is primarily due to the loss on sale of assets used in the manufacture and sale of watering products recognized in the third quarter of fiscal 2000, absent in fiscal 2001.

         Asset Impairment Charge. An asset impairment charge of $4.4 million was recognized for the first nine months of fiscal 2000 based on management review of the net realizable value on long-lived assets, specifically the value of goodwill related to the acquisitions of the Company's watering product line. There was no asset impairment charge in the comparable period of fiscal 2001.

         Loss Before Income Taxes. Loss before income taxes improved to a loss of $0.3 million for the first nine months of fiscal 2001 compared to a loss of $10.0 million in the comparable period of fiscal 2000. The improvement was attributed primarily to the items discussed above.

         Net Loss. Net loss was $0.4 million for the first nine months of fiscal 2001 compared to a loss of $10.0 million in the comparable period of fiscal 2000. Net loss per share was $0.07 (basic and diluted) for the first nine months of fiscal 2001 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $1.65 (basic and diluted) for the comparable period of fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.1 million.

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

         On October 4, 2001, the Company entered into a seventeenth amendment to the amended and restated credit facility (the "seventeenth amendment"), the terms of which extended certain of the covenants covered in the sixteenth amendment.

         The Company continues to take actions to generate cash from sources other than operations, including the evaluation of all non-strategic assets for purposes of sale, particularly the liquidation of excess or obsolete inventory.

EFFECTS OF INFLATION

         The Company is adversely effected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on operations have not been material between the third quarter of fiscal 2001 and the comparable period of 2000.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                            EXHIBIT                        EXHIBIT
                            NUMBER                       DESCRIPTION

                             10.1 Sixteenth Amendment to Amended and Restated Credit Agreement.

                             10.2 Seventeenth Amendment to Amended and Restated Credit Agreement.

         (b)  REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ACORN PRODUCTS, INC.


Date:   November 14, 2001        By:    /s/  A. Corydon Meyer
                                        ---------------------------------------
                                        A. Corydon Meyer, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:   November 14, 2001        By:    /s/  John G. Jacob
                                        ---------------------------------------
                                        John G. Jacob, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX




           EXHIBIT                                EXHIBIT
           NUMBER                               DESCRIPTION


            10.1           Sixteenth Amendment to Amended and Restated Credit
                           Agreement.

            10.2           Seventeenth Amendment to Amended and Restated Credit
                           Agreement.