Form 10-K
period 2001-12-31
ACORN PRODUCTS INC
filed 2002-04-16
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                         Commission file number 0-22717

                              ACORN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                     22-3265462
         (State or Other Jurisdiction                        (I.R.S. Employer
       of Incorporation or Organization)                   Identification No.)


         390 W. NATIONWIDE BLVD., COLUMBUS, OHIO                        43215
         (Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code:  (614) 222-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



          Title of Each Class          Name of Each Exchange On Which Registered
          -------------------          -----------------------------------------
Common stock, par value $.001 per share       Nasdaq SmallCap Market


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of April 5, 2002, the aggregate market value of our shares of common stock (based on the last sale price of the common stock on the Nasdaq SmallCap Market on that date) held by non-affiliates of the registrant was approximately $990,669.60.

         As of April 5, 2002, 6,078,265 shares of our common stock, par value $.001 per share, were outstanding.

                                                  TABLE OF CONTENTS

                                                     DESCRIPTION                                           PAGE
                                                     -----------                                           ----
Part I

     Item 1.    Business.............................................................................         3

     Item 2.    Properties...........................................................................         9

     Item 3.    Legal Proceedings....................................................................         9

     Item 4.    Submission of Matters to a Vote of Security Holders..................................         9

Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............        10

     Item 6.    Selected Financial Data .............................................................        11

     Item 7.    Management's Discussion and Analysis of Financial Condition and

                Results of Operations................................................................        14

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................        26

     Item 8.    Financial Statements and Supplementary Data .........................................        27


     Item 9.    Changes In and Disagreements With Accountants on Accounting and

                Financial Disclosure.................................................................        27


Part III


     Item 10.   Directors and Executive Officers of the Registrant...................................        28

     Item 11.   Executive Compensation...............................................................        30

     Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................        34

     Item 13.   Certain Relationships and Related Transactions.......................................        36


Part IV


     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................        38

Signatures      .....................................................................................        41


Financial Statements.................................................................................       F-1

Schedules to Financial Statements....................................................................       S-1

                                     PART I

ITEM 1.   BUSINESS


         As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Acorn Products, Inc. and its subsidiaries UnionTools, Inc. ("UnionTools"), Hawthorne Tools, Inc. (formerly H.B. Sherman Manufacturing Company, Inc.), and Pinetree Tools, Inc. (formerly UnionTools Watering Products, Inc.). References to fiscal years 1997, 1998, and 1999 reflect the fiscal year ended on the Friday closest to July 31 of the applicable year (e.g., "fiscal 1999" reflects the fiscal year ended July 30, 1999). References to transition year 1999 reflect the five-month period ended December 31, 1999 ("transition 1999"). References to calendar year 1999 reflect the calendar year period ended December 31, 1999 ("calendar 1999"). References to fiscal years 2000 and 2001 reflect the fiscal year period ended on December 31 of the applicable year. As used in this Annual Report on Form 10-K, "Ace Hardware" refers to Ace Hardware Corporation, "Home Depot" refers to The Home Depot, Inc., "Lowe's" refers to Lowe's Companies, Inc., "Mid-States" refers to Mid-States Distributing Company, Inc., "Oklahoma Rig" refers to Oklahoma Rig & Supply Company, Inc., "Orgill" refers to Orgill, Inc., "Sears" refers to Sears, Roebuck & Company, "Tractor Supply" refers to Tractor Supply Company, Inc., "Wal-Mart" refers to Wal-Mart Stores, Inc., and "White Cap" refers to White Cap Pro-Contractor Supplier. Our primary registered trademarks include:
Landscape Gardener(R), Perfect Cut(R), Razor-Back(R), SNOFORCE(R), Union(R), Union Pro(R), UnionTools(R), and Yard `n Garden(R). Craftsman(R)and Sears(R)are registered trademarks of Sears. Scotts(R)is a registered trademark of The Scotts Company.


FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions. In the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statement on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 28, 1998, and on November 12, 1999, and as the same may be amended from time to time.

GENERAL


         Our primary business is associated with our UnionTools, Inc. subsidiary. UnionTools was founded in 1890, and is a leading designer, manufacturer, and marketer of branded non-powered lawn and garden products. Our primary business is the manufacturing, marketing, and distribution of garden tools through mass market and other distribution channels in the United States. We also sell our products to professional and commercial end-users through distributors and industrial supply outlets. Our principal products include long handled tools (such as shovels, forks, rakes, and hoes), snow tools, posthole diggers, wheeled goods (such as wheelbarrows and hand carts), striking tools, cutting tools, hand tools, and repair handles. In order to focus on our core tool business, in fiscal 2000, we sold assets related to the manufacturing and sale of watering products. Our products bear well known brand names, including Landscape Gardener(R), Perfect Cut(R), Razor-Back(R), SNOFORCE(R), Union(R), Union Pro(R), UnionTools(R), Yard `n Garden(R), and, pursuant to a license agreement, Scotts(R). In addition, we manufacture and supply private label products for a variety of customers, including products sold to Sears under the Craftsman(R) brand name and Ace Hardware under the Ace(R) brand name.

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

SALES AND MARKETING

         The non-powered lawn and garden industry is mature and, due in part to the low-cost nature of non-powered equipment, generally is non-cyclical. Demand for non-powered lawn and garden tools generally is driven by the desire of do-it-yourself, or "DIY", consumers to maintain and landscape residential properties and by the need of industrial and farm professionals to acquire and utilize high-quality tools that will aid them in efficiently completing their jobs. We promote our products primarily through cooperative advertising and where applicable, provide customers with merchandising plan-o-grams and custom designed product displays complete with informative signs to assist at the retail level.

         We market our products primarily within the United States. Sales within the United States comprised 98% of total sales in fiscal 2000 and fiscal 2001. Our products are sold primarily through mass merchants, home centers, buying groups, and distributors. We market our products through our own sales staff with significant support from manufacturers' representative organizations.

         Our sales force is comprised of regional managers and direct sales professionals who regularly call on customers and manage manufacturers' representatives who provide store level support to customers. These manufacturers' representatives also sell lawn and garden products for other manufacturers, but not products that compete with ours.


         We also have an Internet web site at www.uniontools.com which provides consumers with product information, dealer locations, and customer service contacts. In addition, customers can download Company information, catalogs, and line art and photographs for use in advertisements. The reference to our web site address does not constitute incorporation by reference of the information contained on our web site, so you should not consider any information on our web site to be a part of this Annual Report on Form 10-K.


LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

         Under a licensing agreement, we pay royalties to The Scotts Company and therefore have the right to produce and market a line of garden tools bearing the Scotts(R) trademark. We also have other licensing agreements that are not material to our business.


         We apply for patents and trademarks as applicable. Patents presently owned by us are considered, in the aggregate, to be important to the conduct of our business. Patent protection does not, however, deter competitors from attempting to develop similar products. We are licensed under a number of patents, none of which individually is considered material to our business. We own a number of patents and trademarks registered in the United States Patent and Trademark Office, as well as the patent and trademark offices of certain other countries. These include the trademarks:


         -    Landscape Gardener(R);
         -    Perfect Cut(R);
         -    Razor-Back(R);
         -    SNOFORCE(R);
         -    Union(R);
         -    Union Pro(R);
         -    UnionTools(R); and
         -    Yard `n Garden(R).

Such registrations will continue as new patents and trademarks are developed or acquired. We aggressively monitor and protect our brands against infringement and other violations.

ACQUISITIONS AND DIVESTITURES

         Effective December 31, 1999, our wheelbarrow joint venture was dissolved. We feel that the wheelbarrow business is significant and have pursued this venture on our own by focusing on worldwide sourcing and manufacturing to improve our position in the wheelbarrow category.

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


         Our largest customer is Sears, which includes Sears' Orchard Supply division. We have been a continuous supplier to Sears for more than eighty years and the primary supplier of long handle tools to Sears for more than fifty years. Home Depot is another major customer and we have been a supplier to them since 1997. Both Sears and Home Depot each account for over 10% of gross sales. Our ten largest customers accounted for approximately 53% of gross sales during calendar 1999, 53% of gross sales during fiscal 2000, and 57% of gross sales during fiscal 2001. Most of our major customers are on electronic data interchange (EDI) systems.


         There can be no assurance that our sales to Sears, Home Depot, or other major customers will continue at existing levels. A substantial reduction or cessation of sales to Sears, Home Depot, or other major customers could have a material adverse effect on our business, financial conditions, and results of operations. In addition, we continue to face increasing pressures from retailers with respect to pricing, cooperative advertising, and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition, and results of operations.

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

         In fiscal 2001, in order to increase efficiency and verify accuracy of shipments, we added a product scanning software enhancement that utilizes RF technology at our Columbus Distribution Center.

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

MANUFACTURING AND SOURCING


         We continue to strengthen our expertise and infrastructure. Our ongoing efforts continued to improve both manufacturing and sourcing capabilities in order to pursue the "world's low cost production" on all products and components.


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

         Since many products and components are more competitively manufactured outside our facilities, we began strategic sourcing of some product components in China in 1999. During fiscal 2001, we continued to expand our sourcing capabilities to include manufacturers in Europe, Asia, Mexico, and South America, and dedicated resources to manage these relationships.

INFORMATION TECHNOLOGY


         In fiscal 2000, we outsourced our information technology function to Acxiom Corporation. Acxiom is a global leader in real-time customer data integration offering innovative database marketing services, infrastructure management, premier data content, and integration technologies. Founded in 1969, Acxiom is currently headquartered in Little Rock, Arkansas, with operations in the United States, the United Kingdom, France, Spain, and Australia.

         This relationship has allowed us to tap into the substantial resources and expertise of Acxiom that were unavailable to us on a standalone basis. Acxiom has provided all information technology services support for us, including server management, data network services, local area and wide area networks, desktop support, help desk services, and all of our application software support needs. We expect technology to provide significant efficiencies and capabilities to us in servicing our customers in the future.


RAW MATERIALS

         The primary raw materials used to produce our products are steel, fiberglass, and ash wood.

         - Steel. We purchase our steel requirements from several domestic suppliers. The primary considerations in specialty steel sourcing are metallurgy, price, and width. We have strong and long-established relationships with our steel suppliers and have never experienced sourcing problems. We do not enter into long-term contracts for steel purchases. We purchased the majority of our steel requirements from Liberty Steel Products, Inc. and Shiloh Industries, Inc. in fiscal 2001.

         - Fiberglass. The primary considerations for sourcing fiberglass are production capacities, quality, and cost. Fiberglass is used primarily in the production of high-end tools. We purchased the majority of our fiberglass requirements from Strongwell in fiscal 2001.

         - Ash Wood. Ash is the ideal hardwood for handles because it is lightweight, flexible, and splinters less than most hardwoods. We employ wood specialists who maintain relationships with numerous log suppliers and are responsible for sourcing our ash needs. We believe that sufficient quantities of ash will continue to be available. Each of our sawmills typically maintains a five to eight week inventory of ash to cover occasional short-term fluctuations in supply. We import wood handles for some of our promotionally priced products, such as rakes and hoes. Imported wood is less expensive than ash and is of sufficient quality for tools (other than shovels) designed for opening-price-point levels. Our sawmills were "Green" certified in fiscal 2001. "Green Certification" is to ensure that forests are managed in an ecologically sound, socially responsible, and economically viable manner.

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

ASSOCIATES

         As of December 31, 2001, we employed approximately 500 people (including seasonal associates), approximately 400 of whom were paid on an hourly basis. Our staffing requirements fluctuate during the year due to the seasonal nature of sales in the lawn and garden industry, and approximately 75 to 100 additional seasonal associates are utilized during our busy season. The average tenure of our hourly associates is about 10 years. Hourly associates at the Columbus, Ohio distribution center and Delaware, Ohio sawmill are represented by the International Association of Machinists ("IAM"). Our contract with the IAM expires in April 2003. The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers ("IBB") represents the hourly associates in Frankfort, New York. During fiscal 2001, we successfully reached an agreement and extended our contract with the IBB, which now expires in June 2004. The International Brotherhood of Teamsters ("IBT") represents hourly associates at the Portville, New York sawmill. Our contract with the IBT expires in August 2002. The Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO ("AGM") represents hourly associates at our Hebron, Ohio injection molding facility. Our contract with the AGM expires in March 2003. No other associates are represented by unions.

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


         At December 31, 2001, we believe that we have no significant outstanding environmental issues.

ITEM 2.   PROPERTIES

         Our headquarters and executive offices, located in Columbus, Ohio, occupy approximately 33,000 square feet in a facility that we lease. As of December 31, 2001, we owned or leased the following other principal properties for use in our business as set forth below:

                         Location                      Owned or Leased         Square Feet
                         --------                      ---------------         -----------
                  DISTRIBUTION FACILITIES:

                  Columbus, Ohio                            Leased               179,200
                  Columbus, Ohio                            Leased                82,000

                  MANUFACTURING FACILITIES:

                  Frankfort, New York(1)                    Owned                263,710
                  Hebron, Ohio                              Owned                107,200

                  SAWMILLS:

                  Frankfort, New York(1)                    Owned                 59,490
                  Delaware, Ohio                            Owned                 51,100
                  Shippensburg, Pennsylvania                Owned                 15,000
                  Lebanon, Kentucky                         Owned                 13,500
                  Cookeville, Tennessee                     Owned                 12,100
                  Portville, New York                       Owned                  9,000
                  Huntington, Indiana                       Owned                  7,600

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


         In April 1999, our inactive subsidiary, V.H.G. Tools, Inc. ("VHG") and predecessor companies, were joined by Midwest Products, Inc., the defendant, in a product liability lawsuit filed in New Jersey Superior Court, Burlington County, New Jersey. Plaintiff's and Midwest's allegations do not appear to be supported by evidence, but if plaintiff's and Midwest's allegations against VHG are proven, liability could be substantial. We believe that any compensatory damages, if awarded, would be covered by insurance.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market in June 1997 under the symbol "ACRN". On December 17, 1999, our common stock began trading under the same symbol on the Nasdaq SmallCap Market. The following table sets forth the high and low sales prices of the common stock on the Nasdaq SmallCap Market during the periods indicated:

                                                                     Market Price
                                                               ------------------------
                      Fiscal (Calendar) Period                   High              Low
                      ------------------------                   ----              ---

                      2000:    First Quarter                    $2.75            $0.94
                               Second Quarter                    1.69             1.00
                               Third Quarter                     1.50             0.94
                               Fourth Quarter                    1.13             0.25

                      2001:    First Quarter                    $1.00            $0.38
                               Second Quarter                    1.45             0.41
                               Third Quarter                     0.82             0.36
                               Fourth Quarter                    0.58             0.33


                      2002:    First Quarter                    $0.80            $0.35
                               Second Quarter                    0.61             0.60
                                 (through April 9, 2002)


         As of April 5, 2002, the approximate number of record holders of the common stock was 23. The closing sales price of our common stock on April 5, 2002 was $0.60 per share.


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

ITEM 6.   SELECTED FINANCIAL DATA


         We have derived the selected consolidated financial data for fiscal 1997, fiscal 1998, fiscal 1999, fiscal 2000, and fiscal 2001 from our audited consolidated financial statements. We have derived the selected consolidated financial data for calendar 1999 from our unaudited consolidated financial statements. Certain amounts from prior years have been reclassified to conform to the fiscal 2001 presentation. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.




                                               Fiscal Year Ended (except calendar year ended 12/31/1999)
                                                          (In thousands, except per share data)
                                    ---------------------------------------------------------------------------------
                                    08/01/1997    07/31/1998    07/30/1999    12/31/1999   12/31/2000    12/31/2001
                                    ------------  ------------ ------------- -------------------------- -------------
                                                                              (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net sales                              $105,303      $112,667      $117,431      $118,413     $116,591       $93,482
Cost of goods sold                       78,274        87,389        97,166       102,376       94,464        70,404
                                    ------------  ------------ ------------- ------------- ------------ -------------
Gross profit                             27,029        25,278        20,265        16,037       22,127        23,078

Selling, general and                     18,293        20,033        22,651        23,448       22,052        17,329
  administrative expenses
Interest expense                          7,176         2,560         3,401         4,097        6,947         5,895
Amortization of intangibles                 837           917         1,087         1,091          974           876
Asset impairment(6)                           0             0             0         2,800        4,402        14,130
Other expenses, net(1)                    1,548           259         3,321         5,080        1,640           443
                                    ------------  ------------ ------------- ------------- ------------ -------------
Income (loss) from continuing              (825)        1,509       (10,195)      (20,479)     (13,888)      (15,595)
  operations before income taxes
Income taxes                                134           230           145           755           80            84
                                    ------------  ------------ ------------- ------------- ------------ -------------
Income (loss) from continuing              (959)        1,279       (10,340)      (21,234)     (13,968)      (15,679)
  operations
Loss from discontinued
  operations(2)                           (9,920)            0          (936)         (921)           0             0
                                    ------------  ------------ ------------- ------------- ------------ -------------
Net income (loss)                      ($10,879)       $1,279      ($11,276)     ($22,155)    ($13,968)     ($15,679)
                                    ============  ============ ============= ============= ============ =============

Income (loss) from continuing            ($0.48)        $0.20        ($1.64)       ($3.45)      ($2.31)       ($2.59)
  operations per share
  (basic and diluted)
Weighted average number of            1,985,758     6,464,105     6,313,527     6,146,617    6,057,360     6,062,224
  shares outstanding

OTHER DATA:
Gross margin                              25.7%         22.4%         17.3%         13.5%        19.0%         24.7%
EBITDA(3)(4)                             $9,840        $7,939       ($1,189)      ($7,464)      $2,720        $9,045

BALANCE SHEET DATA:
Working capital from                    $26,909       $30,645       $15,118       $10,702       $5,690        $5,156
  continuing operations(5)
Total assets                             98,890       112,633       108,867       105,073       81,881        61,152
Total debt                               18,935        32,317        38,363        49,387       41,942        40,565
Stockholders' equity                     63,224        64,351        50,190        36,964       22,310         6,062

(1) In fiscal 1997, we recognized other expense of $950,000 from the write-off of certain capitalized bank fees incurred in connection with our previous bank credit facility.

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


         In fiscal 2001, expenses of $545,000 were recognized related to evaluating strategic alternatives and transactions.

(2) Represents the loss from the discontinued VSI and McGuire-Nicholas operations, including a loss of $8.4 million in fiscal 1997 incurred in connection with the sale of substantially all of the assets of McGuire-Nicholas.


         In fiscal and calendar 1999, we incurred a loss from discontinued operations primarily due to a workers' compensation adjustment of $758,000 related to divested operations and sales tax obligation of $128,000 related to the sale of McGuire-Nicholas.


(3) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation, asset impairment, and amortization. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.


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


         In fiscal 2001, EBITDA would have been approximately $8.6 million excluding the effect of the following unusual charges: $2.0 million favorable effect of the termination of the post-retirement medical plan offset by the liquidation of a key customer ($0.6 million), strategic transaction costs ($0.5 million), and workers' compensation ($0.5 million).


(5) Represents current assets less current liabilities (excluding the Acquisition Facility and the Junior Participation Term Loan Note).


(6) An asset impairment charge of $14.1 million was recognized in fiscal 2001 based on management review of the recoverability of goodwill given the completion of our evaluation of strategic alternatives and our agreement to enter into a transaction which valued the common stock of the Company at $1 per share. There were asset impairment charges of $4.4 million in fiscal 2000 and $2.8 million in transition 1999 based on our review of the net realizable value on certain long-lived assets (primarily goodwill) related to the manufacture and sale of watering products.

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


                                                   Five-Month Period Ended
                                                        (In thousands,
                                                    except per share data)
                                             -------------------------------------
                                                 1/3/1999          12/31/1999
                                             -----------------  ------------------
                                               (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net sales                                       $    36,729        $    37,711
Cost of goods sold                                   28,517             33,727
                                                -----------        -----------
Gross profit                                          8,212              3,984
Selling, general and                                  8,173              8,970
  administrative expenses
Interest expense                                      1,209              1,905
Amortization of intangibles                             444                448
Asset impairment                                          0              2,800
Other expenses, net                                   1,010              2,769
                                                -----------        -----------
Loss from continuing operations                      (2,624)           (12,908)
  before income taxes
Income taxes (benefit)                                 (527)                83
                                                -----------        -----------
Loss from continuing operations                      (2,097)           (12,991)
Loss from discontinued operations                      (165)              (150)
                                                -----------        -----------

Net loss                                        ($    2,262)       ($   13,141)
                                                ===========        ===========
Loss from continuing operations                 ($     0.32)       ($     2.16)
  per share (basic and diluted)
Weighted average number of                        6,464,105          6,023,174
  shares outstanding

OTHER DATA:
Gross margin                                           22.4%              10.6%
EBITDA                                          $       311        ($    5,969)

BALANCE SHEET DATA:
Working capital from                            $    28,067        $    10,702
  continuing operations
Total assets                                        114,893            105,073
Total debt                                           37,046             49,387
Stockholders' equity                                 62,090             36,964

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

         Founded in 1890, we completed an initial public offering in 1997. We used a portion of the proceeds of such offering to repay debt associated with a 1988 leveraged buyout. Since 1991, we have implemented a business strategy designed to transform us from a manufacturing-oriented industrial company into a marketing-oriented consumer products and service company. The central elements of our approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling. We have structured the organization toward and have maintained sufficient inventory levels such that we deliver on time and in full to our customers on over 95% of our shipments.


         In fiscal 2000, we focused on strategically rationalizing our business model to restore profitability. This included discontinuing the manufacture and sale of watering products and an emphasis on profitable products and relationships with customers. Since fiscal 2000, improvements in our forecasting and planning processes, we believe, have allowed us to consistently provide the highest service levels in the industry.


         We experienced manufacturing inefficiencies during the first half of fiscal 2000, primarily due to the effects of consolidating manufacturing facilities in the second half of calendar 1999. Those issues have now been addressed and resolved, with the focus in fiscal 2001 on cost savings opportunities. We have also decreased the cost of our logistical processes, reducing the number of distribution locations from three to one in Columbus, Ohio. These reductions were accomplished during fiscal 2000 with minimal effect on service level performance. The net result is that we believe that we have been able to correct the problems that arose in calendar 1999 and contributed to the operating losses during that time period.


         The discontinuation of watering products and cost management on sales support and other overhead expenses allowed us to lower our selling, general and administrative costs in fiscal 2000. This was partially offset late in the year by our decision to outsource all information system functions and support to Acxiom Corporation. The transition was completed in fiscal 2001, with no disruption to our business and resulting in a strengthened technology platform and resources available to us.


         In fiscal 2001, we were able to see the results of our cost savings efforts across all areas of the business. Margins were up and overhead costs were down versus the prior year. We were able to make favorable changes in the employee benefit programs, including the termination of certain retiree medical and life benefits. During fiscal 2001, we were able to leverage our strong relationship with employees to negotiate one-year extensions of our current agreements at our injection molding and distribution center operations, in addition to a three-year contract with the union representing the workers at our primary manufacturing facility in Frankfort, New York.


         While we made significant progress in fiscal 2001 in terms of improved operating profitability primarily through cost reductions, this was dampened due to the effect of the ongoing retail consolidation within our industry. We had several top customers file for bankruptcy or liquidation during fiscal 2001, with the resulting loss of business and bad debt negatively affecting our financial performance.

         During fiscal 2001, we were able to extend our credit facility through April 2002. The extension was expensive in terms of both fees and the requirement that we explore strategic alternatives for the sale or disposition of the Company or its assets. During the second half of fiscal 2001, we evaluated many strategic alternatives, including the possibility of an outright sale of the Company. However, at the end of the process, we chose to pursue the alternative that clearly provided the highest return to stockholders. In February 2002, we announced our intention to pursue a recapitalization transaction with our majority stockholders. In essence, the recapitalization provides that the majority stockholders would invest up to $10 million in cash and convert $8 million of debt into an equity interest in the Company. Additionally, upon completion of the recapitalization, the holders of our common stock, other than the principal holders and their affiliates, would receive rights (at the rate of 350 rights per 100 shares of our common stock held as of a record date to be established) to purchase one share of our common stock at $1.00 per share for each right received. In addition to the reduction of our debt obligations to our majority stockholders, we believe this transaction will also provide us with the ability to execute a new credit facility on terms more favorable to us in the timeframe required under our existing credit agreement.

         As of April 15, 2002, we have been unable to obtain a financing commitment to support the recapitalization transaction or to execute a definitive purchase agreement. As a result, we are currently in default of our existing credit facility. While we are working diligently to complete the recapitalization and the subsequent new credit facility, though possibly in a form different than that outlined in our February 2002 announcement, and thereby cure the default, we believe our existing bank group will continue to fund our operations. However, there can be no assurance as to when and if an agreement will be reached.

         If we are unable to reach an agreement, it will impact our principal sources of liquidity and our ability to meet future cash requirements. This shortfall could force us to consider alternatives that may include negotiating further amendments to our existing credit facility, attempting to obtain loans from third party sources, asset sales, a sale of the Company, or other remedies appropriate to the circumstances.

RESULTS OF OPERATIONS

         The following table sets forth certain components of our consolidated statement of operations data expressed as a percentage of net sales:



                                                     Fiscal (Calendar) Year Ended (12 months)
                                             -----------------------------------------------------------
                                              07/30/1999     12/31/1999     12/31/2000      12/31/2001
                                             -------------  -------------  -------------   -------------
                                                            (Unaudited)

        Net sales                                  100.0%         100.0%         100.0%          100.0%
        Cost of goods sold                          82.7%          86.5%          81.0%           75.3%
                                             -------------  -------------  -------------   -------------
        Gross profit                                17.3%          13.5%          19.0%           24.7%
        Selling, general and                        19.3%          19.8%          18.9%           18.6%
          administrative expenses
        Interest expense                             2.9%           3.4%           6.0%            6.3%
        Amortization of intangibles                  0.9%           0.9%           0.8%            0.9%
        Asset impairment                             0.0%           2.4%           3.8%           15.1%
        Other expenses, net                          2.8%           4.3%           1.4%            0.5%
                                             -------------  -------------  -------------   -------------
        Loss from continuing operations             -8.7%         -17.3%         -11.9%          -16.7%
          before income taxes
        Income taxes                                 0.1%           0.6%           0.1%            0.1%
                                             -------------  -------------  -------------   -------------
        Loss from continuing operations             -8.8%         -17.9%         -12.0%          -16.8%

        Loss from discontinued                      -0.8%          -0.8%           0.0%            0.0%
                                             -------------  -------------  -------------   -------------
          operations
        Net loss                                    -9.6%         -18.7%         -12.0%          -16.8%
                                             =============  =============  =============   =============


                                                            Five-Month Period Ended
                                                      -------------------------------------
                                                         1/3/1999            12/31/1999
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
                                                      ================     ================

FISCAL 2001 COMPARED TO FISCAL 2000


         Net Sales. Net sales decreased 19.8%, or $23.1 million, to $93.5 million for fiscal 2001 compared to $116.6 million in fiscal 2000. The decline in net sales was driven by a drop in the sale of long handled tools, caused by soft demand during the spring season and the credit condition of a few key customers, limiting our ability to ship their full demand in fiscal 2001. We believe the soft demand has been industry wide and resulted from customer actions to manage to lower retail inventories, as well as, a longer winter weather pattern across the country that negatively effected spring season purchases. The discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line also contributed to the decline in net sales in fiscal 2001.

         Gross Profit. Gross profit increased 4.3%, or $1.0 million, to $23.1 million for fiscal 2001 compared to $22.1 million in fiscal 2000. Gross margin increased to 24.7% for fiscal 2001 from 19.0% for fiscal 2000. The increase in gross profit was due to cost improvements partially offset by lower sales volume and the related loss of overhead absorption from lower production levels. Included in the cost improvements are the net favorable effect of changes in certain employee benefit plans, including the termination of certain retiree medical and life benefits, which resulted in a one-time gain of $2.0 million less related expenses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.7 million, or 21.4%, to $17.3 million for fiscal 2001 versus $22.1 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 18.6% in fiscal 2001 as compared to 18.9% in fiscal 2000. The decrease in selling, general and administrative expenses is due to cost reductions in sales support costs and administrative overhead in response to lower sales volume, including the effect of the discontinuation of watering products.

         Operating Profit. Operating profit (gross profit less selling, general and administrative expenses) increased $5.6 million, to a profit of $5.7 million for fiscal 2001 compared to a profit of $0.1 million in fiscal 2000. The increase in operating profit was primarily due to the items discussed above.


         Interest Expense. Interest expense decreased $1.0 million, to $5.9 million for fiscal 2001 compared to $6.9 million in the comparable period of fiscal 2000. The decrease was primarily due to lower interest rates and debt levels partially offset by costs incurred to extend our credit facility.


         Amortization of Goodwill. Amortization of goodwill decreased $0.1 million, or 10.1%, to $0.9 million for fiscal 2001 compared to $1.0 million in fiscal 2000. The decrease in amortization is due to the lower amount of goodwill to be amortized, as a result of asset impairment charges recognized in fiscal 2000.

         Asset Impairment Charge. An asset impairment charge of $14.1 million was recognized in fiscal 2001 based on management review of the recoverability of goodwill given the completion of our evaluation of strategic alternatives and our agreement to enter into a transaction which valued the common stock of the Company at $1 per share. There was an asset impairment charge of $4.4 million in fiscal 2000 based on our review of the net realizable value on certain long-lived assets (primarily goodwill) related to the manufacture and sale of watering products.

         Other Expenses, Net. Other expenses decreased $1.2 million, or 73.0%, to $0.4 million for fiscal 2001 compared to $1.6 million in fiscal 2000. The improvement is primarily due to the absence of costs associated with the sale of certain assets related to the manufacturing and sale of watering products. In fiscal 2001, we spent $0.5 million, primarily in financial consulting and legal fees, to pursue and evaluate strategic alternatives leading up to the recapitalization transaction.


         Loss Before Income Taxes. Loss before income taxes deteriorated to a loss of $15.6 million for fiscal 2001 compared to a loss of $13.9 million in fiscal 2000. The deterioration was due primarily to the goodwill writedown discussed above.


         Net Loss. Net loss was $15.7 million for fiscal 2001 compared to a net loss of $14.0 million in fiscal 2000. Net loss per share was $2.59 (basic and diluted) for fiscal 2001 based on a weighted average number of shares outstanding of approximately 6.1 million, compared to net loss per share of $2.31 (basic and diluted) for fiscal 2000, based on a weighted average number of shares outstanding of approximately 6.1 million.


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

         Gross Profit. Gross profit increased 38.0%, or $6.1 million, to $22.1 million for fiscal 2000 compared to $16.0 million in calendar 1999. Gross margin increased to 19.0% for fiscal 2000 compared to 13.5% for calendar 1999. The increase in gross profit and margin were driven by several factors: improved customer service levels; shipment fulfillment processes; and consolidation of distribution centers. In addition, we continued to focus on cost reductions and improvements in logistical and manufacturing process controls to drive year to year gains in fiscal 2000. An emphasis on profitable products and relationships with customers has also favorably influenced margins.

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

         Asset Impairment. An asset impairment charge of $2.8 million was recognized in transition 1999 based on our review of the net realizable value on certain long-lived assets. There was no asset impairment charge in the comparable period of 1998.

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


         Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes increased $10.3 million to a loss of $12.9 million in transition 1999 compared to a loss of $2.6 million in the comparable period of 1998. The increased loss was primarily due to the items discussed above.


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

SEASONAL AND QUARTERLY FLUCTUATIONS; IMPACT OF WEATHER

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, our sales tend to be greater during those months. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the fourth quarter of the fiscal year. These factors increase variations in our quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for our products may vary substantially from the anticipated demand, leaving us with excess inventory or insufficient inventory to satisfy customer orders.

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

         The following table sets forth certain unaudited data for each of the quarters in fiscal 2000 and fiscal 2001. The financial data for each of these quarters is unaudited but includes all adjustments which we believe to be necessary for a fair presentation. All quarters include normal recurring adjustments. These operating results, however, are not necessarily indicative of results for any future period.


                                                                         Fiscal 2000
                                                               Quarter Ended (unaudited - in thousands)
                                             ------------------------------------------------------------------
                                              04/02/2000        07/02/2000       10/01/2000       12/31/2000
                                             --------------   ---------------  ---------------  ---------------
      Net sales                                    $40,737           $35,170          $22,098          $18,586
      Cost of goods sold                            31,876            27,621           18,803           16,164
                                             --------------   ---------------  ---------------  ---------------
      Gross profit                                   8,861             7,549            3,295            2,422
      Selling, general and administrative
        expenses (SG&A)                              5,986             5,784            5,688            4,594
                                             --------------   ---------------  ---------------  ---------------
      Gross profit less SG&A(1)                     $2,875            $1,765          ($2,393)         ($2,172)
                                             ==============   ===============  ===============  ===============

      Net sales as a percentage of                   34.9%             30.2%            19.0%            15.9%
        full year net sales
      Gross profit as a percentage of                40.0%             34.1%            14.9%            11.0%
        full year gross profit


                                                                                Fiscal 2001
                                                                 Quarter Ended (unaudited - in thousands)
                                             ------------------------------------------------------------------
                                              04/01/2001        07/01/2001       09/30/2001       12/31/2001
                                             --------------   ---------------  ---------------  ---------------
      Net sales                                    $28,317           $29,428          $18,097          $17,640
      Cost of goods sold                            20,626            23,099           13,079           13,600
                                             --------------   ---------------  ---------------  ---------------
      Gross profit                                   7,691             6,329            5,018            4,040
      Selling, general and administrative
        expenses (SG&A)                              4,211             4,665            4,476            3,977
                                             --------------   ---------------  ---------------  ---------------
      Gross profit less SG&A(1)                     $3,480            $1,664             $542              $63
                                             ==============   ===============  ===============  ===============

      Net sales as a percentage of                   30.3%             31.5%            19.4%            18.9%
        full year net sales
      Gross profit as a percentage of                33.3%             27.4%            21.7%            17.5%
        full year gross profit


         (1) Does not include amortization of intangibles and other expenses, each of which generally are non-seasonal in nature.


LIQUIDITY AND CAPITAL RESOURCES


         We are substantially dependent upon borrowings under our credit facility. Our primary cash needs are for working capital, capital expenditures and debt service. We have financed our working capital, capital expenditures and debt service through internally generated cash flow and funds borrowed under our revolving credit facility. As of December 31, 2001, approximately $1.9 million was available under the revolving portion of the credit facility. Indebtedness outstanding bears interest at either the bank prime rate plus a margin of 3% or, at our option, the LIBOR rate plus a margin of 4%.

         Net cash provided by operations was $3.4 million in fiscal 2001 compared to net cash provided by operations of $4.1 million in fiscal 2000. The net loss increased by $1.7 million in fiscal 2001, but the non-cash addbacks, including the asset impairment charge and the loss on sale of assets, improved $7.9 million versus the prior year. Inventory levels remained relatively flat in fiscal 2001. In fiscal 2000, the liquidation of excess and obsolete inventory plus the sale of watering product inventory created a $5.4 million source of cash. Continued improvement in inventory levels in fiscal 2001 were offset late in the year by an increase needed to support new business commitments for the first quarter of fiscal 2002. Other liabilities was a stronger use of cash in fiscal 2001, primarily due to the reduction in the post-retirement medical accrual resulting from the termination of certain benefits.


         We made capital expenditures of approximately $1.2 million in fiscal 2001, $1.5 million in fiscal 2000, $3.4 million in transition 1999 and $4.9 million during fiscal 1999. The capital expenditures relate primarily to ongoing improvements of property, plant and equipment, manufacturing process improvements, increased manufacturing capacity and system/technology infrastructure upgrades or enhancements. Capital requirements were lower in fiscal 2001 and fiscal 2000 due to the activity levels and expenditures made during transition 1999 and fiscal 1999. The focus on the core business the last two years combined with a stronger emphasis on sourcing products or components has also lessened capital requirements.


         On July 13, 2001, the Company entered into a sixteenth amendment to its amended and restated credit facility (the "sixteenth amendment"), the terms of which it believes will be sufficient to fund operations through April 30, 2002, the revised term of the facility. The sixteenth amendment provides for a $35 million revolving credit facility (the "Revolving Facility") from January 1 through July 30 ($25 million from July 31 through October 31; $30 million from November 1 through December 31). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. In addition, the sixteenth amendment provides for scheduled loan payments to be applied on a pro rata basis to the outstanding balances under our acquisition loans and Revolving Facility. The scheduled loan payments are as follows:


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


         The sixteenth amendment contains certain covenants, which, among other things, require us to maintain specified financial ratios and satisfy certain tests, including maintaining cumulative EBITDA above specified levels, and places limits on future capital expenditures. The sixteenth amendment also maintains the negative covenants that existed under the previous credit facility. In addition, in compliance with the requirements of the sixteenth amendment, we engaged investment bankers to identify strategic alternatives, including the sale of the Company.

         Borrowings under the sixteenth amendment bear interest at either the bank prime rate plus a margin of 3% or, at our option, the LIBOR rate plus a margin of 4%. Interest is due and payable monthly in arrears. In addition, we are required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility. The sixteenth amendment also includes a "success fee" of approximately $3,250,000. The success fee can be reduced to a minimum of $1,700,000 based upon satisfaction of certain provisions within the sixteenth amendment.

         On October 4, 2001, we entered into a seventeenth amendment to the amended and restated credit facility (the "seventeenth amendment"), the terms of which extended certain of the covenants covered in the sixteenth amendment through the term of the credit facility.


         In December 2001, the credit facility was also amended to allow us to keep the manufacturing facility and assets that produce and sell custom injection molding products. We believe these assets are more valuable supporting our core business than if sold separately.

         We have evaluated the various strategic alternatives presented to us and have concluded that the optimal choice was to agree to and exercise the letter of intent put forth on February 1, 2002, to recapitalize the debt and equity of the Company. Under this arrangement, the majority stockholders, TCW Funds and OCM Principal Opportunities Funds, have agreed to invest up to $10 million in cash and convert approximately $8 million in subordinated debt into equity at a value of $1.00 per share. Additionally, upon completion of the recapitalization, the holders of our common stock, other than the principal holders and their affiliates, would receive rights (at the rate of 350 rights per 100 shares of our common stock held as of a record date to be established) to purchase one share of our common stock at $1.00 per share for each right received. This represents the highest value for the equity of any of the strategic alternatives considered. The proposed recapitalization is contingent upon, among other things, obtaining new financing for the Company's operations.

         At December 31, 2001, we were in compliance with the covenants of our credit facility. However, subsequent to that date we fell in default of the credit facility because we have been unable to obtain a financing commitment to support the letter of intent transaction or to execute a definitive purchase agreement. While we are working diligently to complete the transaction, though possibly in a form different than that outlined in the original letter of intent, and thereby cure the default, we believe our existing bank group will continue to fund our operations. Given the critical nature and timeframe of these issues, we believe significant progress and clarification can be made prior to the expiration of our credit facility on April 30, 2002. However, there can be no assurance as to when and if an agreement will be reached. If we are unable to reach an agreement, it will adversely impact our principal sources of liquidity and our ability to meet future cash requirements. This shortfall could force us to consider alternatives that may include negotiating further amendments to our existing credit facility, attempting to obtain loans from third party sources, asset sales, a sale of the entire Company, or other remedies appropriate to the circumstances.

         If we are successful in consummating the letter of intent and obtaining new financing, then we believe we will have sufficient liquidity to operate over the term of the new facility.

         In addition, we believe that our improved profitability in tandem with lower interest costs as a result of a less leveraged capital structure will also provide us sufficient liquidity to move through our operating cycle. This would include all lease and debt principal payments, as well as, any rollover or incremental letter of credit requirements (as further described in the footnotes to the financial statements). However, if future financial results do not meet our expectations or the recapitalization transaction is not completed, we will activate contingency plans, further reducing expenditures, and take other actions to operate within the resources and alternatives available.


CRITICAL ACCOUNTING POLICIES


         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, customer programs, allowance for doubtful accounts, inventories, pensions and post-employment benefits. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

         Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

         With regard to criterion (2), we recognize revenue when our customer takes title to the goods. If the customer relationship is such that we arrange and pay for the shipping and delivery (FOB-destination), the revenue is not recognized until the customer takes title and physical possession of the goods at their location. If the responsibility for shipping and delivery rests with the customer, revenue is recognized when the goods and title are transferred to their carrier.

         Customer Programs. To promote our business within a competitive industry, we selectively offer programs to customers such as cooperative advertising or volume rebates. We accrue for these programs monthly, based on the amount earned at that point in time, typically as it relates to year to date sales volume. In addition, customers will take deductions unexpectedly for operational errors such as shortages, pricing, and defectives. We recognize these costs immediately in the month that the customer takes a deduction from payment. In addition, we set up a reserve against accounts receivable for deductions that we can reasonably estimate will occur when the outstanding receivables are paid, i.e., an incurred but not reported reserve based on current run rate of operational deductions. If market conditions were to decline, we may take actions to increase customer incentives, possibly resulting in an incremental reduction of revenue or increase in costs at the time the incentive is offered. In addition, if actual customer deductions exceed the amounts projected by us, additional reserves would be necessary.

         Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 10% for amounts one to thirty days past due to 100% for amounts more than 180 days past due based on our historical experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimations of the recoverability of amounts due us could be reduced by a material amount.

         Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

         Every month we update our sales forecast and production plan on a rolling twelve month basis. We evaluate our inventory against that forecast. Items that are inactive or active with on-hand quantities exceeding twelve months usage in the sales forecast or production plan are reviewed for value deterioration and an appropriate obsolescence reserve is recognized. This review is of particular importance due to the inventory builds required during an operating cycle to deal with the seasonality of the business. If actual demand or market conditions are less favorable than projected by us, additional inventory write-downs may be required.


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

         - The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, our sales tend to be greater during those months. As a result, our operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, our levels of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the fourth quarter of the fiscal year. These factors increase variations in our quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for our products may vary substantially from the anticipated demand, leaving us with either excess inventory or insufficient inventory to satisfy customer orders.


         - Our ten largest customers in the aggregate accounted for approximately 57% of gross sales in fiscal 2001. A substantial reduction or cessation of sales to these or other major customers could have a material adverse effect on our business, financial condition, and results of operations.


         - Certain retail distribution channels in the lawn and garden industry, such as mass merchants and home centers, are experiencing consolidation. There can be no assurance that such consolidation will not have an adverse impact on certain customers or result in a substantial reduction or cessation of purchases of our products by certain customers. In addition, we are facing increasing pressure from retailers with respect to pricing, cooperative advertising, and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition, and results of operations.

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

         - Most of our hourly associates are covered by collective bargaining or similar labor agreements. We currently are a party to four such agreements: one of which expires in 2002, two expire in 2003, and one expires in 2004. There can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes.

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

         - Our inability to complete the recapitalization could have a material adverse effect on our business, financial condition, and results of operations.


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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION AND INTEREST RATES


         We have not been significantly affected by inflation in recent years and anticipate that we will not be significantly affected by inflation in the near term. A material change in interest rates could have an impact on our financial results as we are presently paying a variable interest rate on our outstanding debt. In July 2001, we entered into the sixteenth amendment of our existing credit facility (the "Amended Facility"). The Amended Facility provides for a $35 million revolving credit facility from January 1 through July 30 of each year; $25 million from July 31 through October 31; and $30 million from November 1 through December 31. In connection with the Amended Facility, the interest rate charged on outstanding borrowings was increased from LIBOR plus 3.5% to LIBOR plus 4.0%.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

         The following table sets forth for each of our directors, such person's name, age, and his position with us:

                      NAME                 AGE                 POSITION
                      ----                 ---                 --------
                William W. Abbott           70       Chairman of the Board

                Matthew S. Barrett          42       Director

                Vincent J. Cebula           38       Director

                John J. Kahl, Jr.           61       Director

                John L. Mariotti            60       Director

                A. Corydon Meyer            47       President, Chief Executive Officer and Director

         William W. Abbott became a director in January 1997 and Chairman in October 1999. Mr. Abbott currently is self-employed as a business consultant. From August 1989 to January 1995, Mr. Abbott served as Senior Advisor to the United Nations Development Programme. In 1989, Mr. Abbott retired from 35 years of service at Procter & Gamble as a Senior Vice President in charge of worldwide sales, marketing and other operations. He currently serves as a member of the Boards of Directors of Horace Mann Educators Corporation, Fifth Third Bank of Naples, Florida and Millenium Bank of Edwards, Colorado, a member of the Advisory Board of Manco, Inc., a member of the Board of Overseers of the Duke Cancer Center, and an Executive Professor at Florida Gulf Coast University.

         Matthew S. Barrett became a director in December 1993. Mr. Barrett is a Managing Director of Oaktree Capital Management, LLC ("Oaktree"). Prior to joining Oaktree, from 1991 to April 1995, Mr. Barrett was Senior Vice President of TCW Asset Management Company.

         Vincent J. Cebula became a director in June 2001. Mr. Cebula is a Managing Director of Oaktree Capital Management, LLC, where he has worked since June 1995. From April 1994 until May 1995, Mr. Cebula was a Senior Vice President of TCW Asset Management Company.

         John J. Kahl, Jr. became a director in December 1999. Mr. Kahl is currently President and CEO of Jack Kahl & Associates, LLC. From 1963 to 2000, Mr. Kahl served as Chief Executive Officer of Manco, Inc., a subsidiary of Henkel Corporation, the North American operating company of the Henkel Group. Mr. Kahl currently serves on the Boards of Directors of Royal Appliance Mfg. Co. and American Greetings Corporation.

         John L. Mariotti became a director in December 1999. Mr. Mariotti currently serves as President of The Enterprise Group, a coalition of time-shared business advisors. From 1992 to 1994, Mr. Mariotti served as President of Rubbermaid's Office Products Group. From 1983 to 1992, Mr. Mariotti served as President of Huffy Bicycles. Mr. Mariotti is currently a Director of Home Care Industries, Amrep, Inc. of Marietta, Georgia and a member of the Advisory Board of Manco, Inc.

         A. Corydon Meyer became a director and the President and Chief Executive Officer of the Company and UnionTools in September 1999. Mr. Meyer joined the Company and UnionTools in June 1999 as Senior Vice President of Sales and Marketing. Mr. Meyer served as Vice President and Chief Operating Officer of Reiker Enterprises, Inc. from 1998 to 1999. Mr. Meyer served as Vice President and Business Unit Manager of Lamson & Sessions Co. from 1990 to 1998. Mr. Meyer served in various finance, manufacturing, sales, and marketing positions with White Consolidated Industries from 1977 to 1990.

MEETINGS, COMMITTEES AND COMPENSATION OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company had a total of four meetings during the fiscal year ended December 31, 2001 ("fiscal 2001"). During fiscal 2001, each of the directors attended 75% or more of the total number of meetings of (i) the Board and (ii) the committees of the Board on which such director served. Directors who are employed by the Company receive no compensation for serving as directors. Non-employee directors receive the following annual compensation: (i) $20,000 paid, at the director's election, either in shares of our common stock pursuant to the Company's Deferred Equity Compensation Plan for Directors (the "Director Stock Plan") or one-half in cash and one-half in shares of our common stock pursuant to the Director Stock Plan; (ii) stock options with an exercise price equal to the fair market value of our common stock on the date of grant, a Black-Scholes valuation of $25,000 and a ten year term issued under the Director Option Plan; and (iii) reimbursement of reasonable out-of-pocket expenses.

         In March 1997, the Company created a Management Development and Compensation Committee (the "Compensation Committee") and an Audit Committee (the "Audit Committee"). The Compensation Committee has the authority to (i) administer the Company's 1997 Stock Incentive Plan, including the selection of optionees and the timing of option grants, (ii) review and monitor key associate compensation policies and administer the Company's management compensation plans and (iii) monitor the performance of the Company's executive officers and develop succession and career planning related thereto. Currently, Messrs. Abbott (Chairman), Barrett, Cebula, Kahl, and Mariotti serve on the Compensation Committee. During fiscal 2001, the Compensation Committee met one time.

         The Audit Committee recommends the annual appointment of the Company's independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. Currently, Messrs. Mariotti (Chairman), Abbott, Barrett and Kahl serve on the Audit Committee. During fiscal 2001, the Audit Committee met one time.

         On November 16, 2001, the Board of Directors resolved to grant Messrs. Kahl and Mariotti be paid a one-time extraordinary director fee of $50,000 in recognition of the additional time commitment expected from such individuals, payable when 2001 bonuses are paid in January 2002.

         On March 1, 2002, the Board of the Directors resolved to grant Mr. Abbott be paid a one-time extraordinary director fee of $150,000 in recognition of the additional time commitment expected from such individual, payable in March 2002.

EXECUTIVE OFFICERS

         In addition to Mr. Meyer, the following persons are our executive officers:

         John G. Jacob, age 42, was named Vice President and Chief Financial Officer of the Company in June 1999. From 1998 to June 1999, Mr. Jacob served as Vice President of Finance for Sun Apparel Company/Polo Jeans Company. Prior to that, Mr. Jacob served as Vice President of Finance and Treasurer of Maidenform Worldwide, Inc. from 1996 to 1998. From 1991 to 1996, Mr. Jacob served in various positions at Kayser-Roth Corporation, most recently as Vice President and Treasurer.

         Gary W. Zimmerman, age 44, was named Senior Vice President of Operations in September 2000. Prior to that, Mr. Zimmerman served as General Manager of U.S. Operations for Lexmark International, Inc. from July 1998 to September 2000. From January 1979 to July 1998, Mr. Zimmerman served in various positions at Huffy Corporation, most recently as Vice President, Plant Operations and Logistics, for Huffy Bicycles.

         Carol B. LaScala, age 42, was named Vice President of Human Resources of the Company in December 2000. Ms. LaScala joined UnionTools in November 1999 as Director of Human Resources. From June 1999 to November 1999, Ms. LaScala served as Director of Human Resources for the Longaberger Company. Prior to that, Ms. LaScala served as Manager, Human Resources, for Rubbermaid Incorporated from September 1995 to June 1999. From February 1984 to September 1995, Ms. LaScala served in various positions with The Stanley Works, most recently as Division Human Resources Manager for the Hand Tools Division.

         Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports, the Company believes that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2001, except for a late Form 3 for Mr. Zimmerman, Form 4 for Mr. Mariotti, Form 4 and Form 5 for Mr. Abbott and Mr. Meyer.


ITEM 11.   EXECUTIVE COMPENSATION


         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of our other most highly compensated executive officers (the "Named Executive Officers"). Messrs. Meyer's, and Jacob's cash compensation was paid by Acorn. Non-cash compensation, other than options to purchase common stock, was paid by UnionTools.

                                                SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                           COMPENSATION AWARDS
                                           ANNUAL COMPENSATION            --------------------        ALL OTHER
                                  ------------------------------------    SECURITIES UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR(1)    SALARY ($)      BONUS ($)         OPTIONS (#)        ($) (2)(3)(4)(5)
---------------------------       -------    ----------      ---------         -----------        ----------------
A. Corydon Meyer(6)              2001          $277,404        $138,700               --                $9,648
President and Chief              2000           257,192          40,000          119,047                22,481
Executive Officer of the         1999T          101,923              --          300,000                65,807
Company and UnionTools           1999            19,231              --               --                    --

John G. Jacob(7)                 2001          $206,539         $84,000               --                $8,821
Chief Financial Officer and      2000           192,785          22,000           76,190                 9,091
Vice President of the            1999T           76,154              --           31,461               133,211
Company and UnionTools           1999            17,307              --               --                    --

Gary W. Zimmerman(8)             2001          $203,077         $84,000               --               $17,732
Senior Vice President,           2000            57,335          40,000          100,000                66,483
Operations of the Company        1999T               --              --               --                    --
and UnionTools                   1999                --              --               --                    --

Carol LaScala(9)                 2001          $110,000         $44,000           35,200                $5,774
Vice President, Human            2000            95,809          15,000            5,000                 2,535
Resources of the Company         1999T            9,135           5,000               --                    --
and UnionTools                   1999                --              --               --                    --

John Mackin(10)                  2001          $124,039              --               --               $41,483
Former Vice President, Sales     2000           148,446              --           70,952                26,774
and Marketing of UnionTools      1999T           36,441         $10,000               --                    61
                                 1999            62,115              --               --                    --

-----------------------
(1)      1999T represents the 5-month transition period ended December 31, 1999.

(2) Amounts shown include matching benefits paid under our defined contribution 401(k) plan and other miscellaneous cash benefits, but do not include retirement benefits under our Salaried Employee Pension Plan (see "Pension Plans").

(3) Amounts shown for transition 1999 include the following: $65,564 and $133,101 paid by the Company with respect to relocation expenses for Messrs. Meyer and Jacob, respectively; and $61 paid with respect to supplementary life insurance for Mr. Mackin.

(4) Amounts shown for fiscal 2000 include the following: $596, $291, $358, $114, and $208 paid by the Company with respect to supplementary life insurance for Messrs. Meyer, Jacob, Zimmerman, Ms. LaScala, and Mr. Mackin, respectively; $12,500 paid by the Company with respect to restricted stock grant for Mr. Meyer; $9,385, $8,800, and $2,421 of matching benefits paid under the Company's defined contribution 401(k) plan for Messrs. Meyer, Jacob, and Ms. LaScala, respectively; $66,125 and $26,566 paid by the Company with respect to relocation expenses for Messrs. Zimmerman and Mackin, respectively.

(5) Amounts shown for fiscal 2001 include the following: $859, $321, $303, $46, and $233 paid by the Company with respect to supplementary life insurance for Messrs. Meyer, Jacob, Zimmerman, Ms. LaScala, and Mr. Mackin, respectively; $8,500, $8,500, $7,462, and $5,500 of matching benefits paid under the Company's defined contribution 401(k) plan for Messrs. Meyer, Jacob, Zimmerman, and Ms. LaScala, respectively; $9,678 paid by the Company with respect to relocation expenses for Mr. Zimmerman; and $41,250 paid by the Company with respect to the severance agreement with Mr. Mackin.

(6) Mr. Meyer's employment with the Company and UnionTools, Inc. began on June 21, 1999.

(7) Mr. Jacob's employment with the Company and UnionTools, Inc. began on June 21, 1999.

(8) Mr. Zimmerman's employment with the Company and UnionTools, Inc. began on September 11, 2000.

(9) Ms. LaScala's employment with the Company and UnionTools, Inc. began on November 22, 1999.

(10) Mr. Mackin's employment with the Company and UnionTools, Inc. began on February 15, 1999. Mr. Mackin's employment with the Company and UnionTools, Inc. ended upon his resignation on September 28, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning the grant of stock options to our Named Executive Officers under our stock option plan during the fiscal year ended December 31, 2001.

                               INDIVIDUAL GRANTS

                                                                                           Potential Realized Value at
                              Number of        % of Total                                 Assumed Annual Rates of Stock
                             Securities          Options                                     Price Appreciation for
                             Underlying        Granted to      Exercise                        Option Terms(2)(3)
                           Options Granted    Associates in     Price      Expiration   ------------------------------------
         Name                    (#)          Fiscal Year(1)   ($/Share)     Date          5% ($)             10% ($)
-----------------------   ------------------  --------------   ---------   ----------   --------------     ---------------
A. Corydon Meyer               100,000           67.2%            $0.58         2011          $36,476             $92,437

John G. Jacob                        0               -                -            -                -                   -

Gary W. Zimmerman               25,000           16.8%            $0.58         2011           $9,119             $23,109

Carol LaScala                   17,600           11.8%            $1.25         2011          $13,836             $35,062
                                 1,250            0.8%            $3.00         2011           $2,358              $5,977

John Mackin(4)                       0               -                -            -                -                   -


-----------------------
(1) Percentage is based upon 148,850 options granted to associates in fiscal 2001.

(2) The dollar amounts in these columns are the product of (a) the difference between (1) the product of the per share market price at the date of grant and the sum of 1 plus the assumed rate of appreciation (5% and 10%) compounded over the term of the option (ten years) and (2) the per share exercise price and (b) the number of shares underlying the grant.

(3) The appreciation rates stated are arbitrarily assumed, and may or may not reflect actual appreciation in the stock price over the life of the option. Regardless of any theoretical value that may be placed on a stock option, no increase in its value will occur without an increase in the value of the underlying shares. Whether an increase will be realized will depend not only on the efforts of the recipient of the option, but also upon conditions in our industry and market area, competition, and economic conditions, over which the optionee may have little or no control.

(4) Mr. Mackin's employment with the Company and UnionTools ended upon his resignation on September 28, 2001.

                 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END
                               OPTION VALUE TABLE

         The following table provides certain information regarding the number and value of stock options held by our Named Executive Officers at December 31, 2001.

                        SHARES ACQUIRED                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                              ON          VALUE        UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                           EXERCISE     REALIZED       OPTIONS AT YEAR-END (#)             AT YEAR-END ($) (2)
                                                    ------------------------------    ----------------------------
       NAME                   (#)        ($) (1)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
       ----                   ---        -------     -----------     -------------     -----------   -------------
   A. Corydon Meyer            0           0           319,047           100,000            0              0
   John G. Jacob               0           0           107,651                 0            0              0
   Gary W. Zimmerman           0           0            50,000            50,000            0              0
   Carol LaScala               0           0            21,350            18,850            0              0
   John Mackin(3)              0           0                 0                 0            0              0

-----------------------
(1) Value realized represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without consideration for any taxes or brokerage expenses that may have been owed.

(2) Represents the total gain which would be realized if all in-the-money options held at year-end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year-end ($0.33 based on the average of the high and low sale prices on December 31, 2001). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

(3) Mr. Mackin's employment with the Company and UnionTools ended upon his resignation on September 28, 2001.

PENSION PLANS

         UnionTools, Inc. maintains six noncontributory defined benefit pension plans covering most of our hourly associates. UnionTools, Inc. also maintains a noncontributory defined benefit pension plan covering our salaried, administrative and supervisory associates (the "Salaried Employee Pension Plan"). In 2000, the plan was amended to exclude further plan participants. In 2001, the plan was frozen for all plan participants.

         The following table sets forth the estimated annual benefits payable upon retirement under the Salaried Employee Pension Plan based on retirement at age 65 and fiscal 2001 covered compensation.

                                                             YEARS OF SERVICE
                                 ------------------------------------------------------------------------
         REMUNERATION(1)             15             20              25             30             35
         ---------------         ---------       ---------      ---------       --------       ---------
         $125,000                  $42,187         $56,250        $70,313        $70,313         $70,313
         $170,000 and above         54,000          72,000         90,000         90,000          90,000



-----------------------------
(1)  Based on final earnings.

         Compensation under the Salaried Employee Pension Plan is limited to $170,000 as required by the Employee Retirement Income Security Act of 1974 and is based on years of credited service and final earnings (the highest average monthly earnings over any 60 consecutive calendar month period in the 120 calendar months preceding retirement or termination of employment). Monthly compensation is paid under the Salaried Employee Pension Plan in an amount equal to 2.25% of the associates' final earnings multiplied by the lesser of 25 years or the total number of years of credited service. Compensation under the Salaried Employee Pension Plan is not subject to any offset.

AGREEMENTS WITH KEY EXECUTIVES

         In June 1999, the Company entered into agreements with Messrs. Meyer and Jacob which provide that following termination of such executives' employment with the Company, the Company will pay to such executive an amount equal to the highest aggregate annual compensation (including salary, bonuses and incentive payments) includable in gross income paid to such executive during any one of the three taxable years preceding the date of his termination. If such termination occurs within two years following a change in control (as defined in such agreement), the Company also is required to pay to such executive an amount equal to two times the amount described in the preceding sentence.

         On November 22, 1999, the Company entered into a change of control agreement with Ms. LaScala which provides that following termination for other than "just cause" within eighteen months of a change of control event (as defined in such agreement), the Company will pay Ms. LaScala an amount equal to one year's annual salary.

         On August 1, 2000, the Company entered into a change of control agreement with Mr. Mackin which provides that following termination for other than "just cause" within eighteen months of a change of control event

(as defined in such agreement), the Company will pay Mr. Mackin an amount equal to one year's annual salary. On September 28, 2001, Mr. Mackin resigned from his employment with the Company.

         On September 11, 2000, the Company entered into a change in control agreement with Mr. Zimmerman which provides that following termination for other than "just cause" within eighteen months of a change of control event (as defined in such agreement), the Company will pay Mr. Zimmerman an amount equal to one year's annual salary.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information regarding beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, each of our directors individually, each of our Named Executive Officers individually, and all of our directors and executive officers as a group as of April 5, 2002:

                                                                                  SHARES BENEFICIALLY OWNED(1)(2)
                                                                                  -------------------------------
                                                                                     NUMBER             PERCENT
                                                                                     ------             -------
         The TCW Group, Inc.(3)                                                    4,327,863              59.7%
         OCM Principal Opportunities Fund, L.P.(4)                                 1,740,891              26.1%
         William W. Abbott(5)                                                        227,920               3.7%
         Matthew S. Barrett(6)                                                     1,740,891              26.1%
         Vincent J. Cebula(7)                                                      1,740,891              26.1%
         John J. Kahl(8)                                                              33,334              *
         John L. Mariotti(9)                                                          40,034              *
         A. Corydon Meyer(10)                                                        340,547               5.3%
         John G. Jacob(11)                                                           107,651               1.7%
         Gary W. Zimmerman(12)                                                        52,300              *
         Carol B. LaScala(13)                                                         21,350              *
         John Mackin(14)                                                                   0              *
                                                                                   ---------              ----
         All directors and executive officers as a group (10 persons)(15)          2,564,027              34.8%

------------------
* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2) The address for the TCW Group, Inc. is 865 South Figueroa St., Los Angeles, California 90017. The address for OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund") and Mr. Barrett is 333 South Grand Ave., 28th Floor, Los Angeles, California 90071. The address for Mr. Abbott is 6923 Greentree Dr., Naples, Florida 34108. The address for Mr. Cebula is 1301 Avenue of the Americas, 34th Floor, New York, New York 10019. The address for Mr. Kahl is c/o Jack Kahl & Associates, LLC, Logos Communications Bldg., 26100 First St., Westlake, Ohio 44145-1438. The address for Mr. Mariotti is 717 Brixworth Blvd., Knoxville, Tennessee 37922-4775. The address for Messrs. Meyer, Jacob, Zimmerman, and Ms. LaScala is c/o Acorn Products, Inc., 390 W. Nationwide Blvd., Columbus, Ohio 43215.

(3) The TCW Group, Inc. is the parent corporation of TCW Asset Management Company ("TAMCO"). TAMCO is the managing general partner of TCW Special Credits, a general partnership among TAMCO and certain individual general partners (the "Individual Partners"). TCW Special Credits is
         (i) the general partner of four limited partnerships that hold shares of common stock (the "TCW Limited Partnerships") and (ii) the investment advisor for three third party accounts that hold shares of common stock (the "TCW Accounts"). The TCW Limited Partnerships and the TCW Accounts in the aggregate hold 2,148,583 shares of common stock and have the right to receive 688,671 shares of common stock upon conversion of their interests in a convertible term note (the "Note") issued by UnionTools, Inc., our operating subsidiary. The TCW Group, Inc. also is the parent corporation of Trust Company of the West, which is the trustee of four trusts that hold shares of common stock (the "TCW Trusts"). The TCW Trusts in the aggregate hold 1,013,466 shares of common stock and have the right to receive 477,143 shares of common stock upon conversion of their interests in the Note. The share numbers regarding the conversion of the Note do not include the right to receive additional shares of our common stock pursuant to the conversion of accrued but unpaid interest due under the Note. The following TCW Limited Partnerships and TCW Trusts individually beneficially own more than 5% of the outstanding shares of common stock: TCW Special Credits Fund III (660,003 shares or 10.9%); TCW Special Credits Fund IIIb (626,039 shares plus the right to receive 297,143 pursuant to conversion of the Note, or 14.5%); TCW Special Credits Plus Fund (227,807 shares plus the right to receive 108,571 shares upon conversion of the Note, or 5.5%); TCW Special Credits Trust (315,668 shares plus the right to receive 148,571 shares upon conversion of the Note, or 7.5%); Gryphon Domestic VI, LLC (227,781 shares plus the right to receive 108,571 shares upon conversion of the Note, or 5.5%); and TCW Special Credits Trust IIIb (447,152 shares plus the right to receive 211,429 shares upon conversion of the Note, or 10.5%). Certain of the Individual Partners also are principals of Oaktree Capital Management, LLC. The Individual Partners, in their capacity as general partners of TCW Special Credits, have been designated to manage the TCW Limited Partnerships, the TCW Accounts and the TCW Trusts. Although Oaktree provides consulting, research and other investment management support to the Individual Partners, Oaktree does not have voting or dispositive power with respect to the TCW Limited Partnerships, the TCW Accounts or the TCW Trusts.

(4) Includes the right to receive 548,571 shares of our common stock pursuant to conversion of the Note. In addition, includes 42,820 shares of common stock issuable pursuant to options exercisable within 60 days of April 5, 2002, held by Stephen A. Kaplan, a former director, for the benefit of the Oaktree Fund. Does not include (i) 41,230 shares of common stock issuable pursuant to the Director Deferred Compensation Plan held by Stephen A. Kaplan for the benefit of the Oaktree Fund, and
         (ii) the right to receive additional shares of our common stock pursuant to the conversion of accrued but unpaid interest due under the Note. Oaktree Capital Management, LLC, as the general partner of the Oaktree Fund, has voting and dispositive power over the shares held by the Oaktree Fund and may be deemed a beneficial owner of such shares.

(5) Includes 142,820 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2002. Does not include 7,624 shares of common stock issuable pursuant to the Director Deferred Compensation Plan.

(6) Reflects shares of common stock owned by the Oaktree Fund. To the extent that Mr. Barrett, as a managing director of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of common stock. Mr. Barrett disclaims beneficial ownership of such shares of common stock. Does not include 42,820 shares of common stock issuable pursuant to options exercisable within 60 days of April 5, 2002, and 72,664 shares of common stock issuable pursuant to the Director Deferred Compensation Plan. All such compensation paid to Mr. Barrett is donated to charity.

(7) Reflects shares of common stock owned by the Oaktree Fund. To the extent that Mr. Cebula, as a managing director of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of common stock. Mr. Cebula disclaims beneficial ownership of such shares of common stock. Does not include 9,723 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2002, and 32,950 shares of common stock issuable pursuant to the Director Deferred Compensation Plan.

(8) Includes 33,334 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2002. Does not include 32,520 shares of common stock issuable pursuant to the Director Deferred Compensation Plan.

(9) Includes 33,334 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 5, 2002. Does not include 32,520 shares of common stock issuable pursuant to the Director Deferred Compensation Plan.

(10) Includes 319,047 shares of common stock issuable pursuant to options exercisable within 60 days of April 5, 2002.

(11) Includes 107,651 shares of common stock issuable pursuant to options exercisable within 60 days of April 5, 2002.

(12) Includes 50,000 shares of common stock issuable pursuant to options exercisable within 60 days of April 5, 2002.

(13) Includes 21,350 shares of common stock issuable pursuant to options exercisable within 60 days of April 5, 2002.

(14) Mr. Mackin's employment with the Company and UnionTools ended upon his resignation on September 28, 2001.

(15)     See notes (5) through (14) above.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Abbott, Barrett, Cebula, Kahl, and Mariotti, who are not employees, are members of the Management Development and Compensation Committee.

TRANSACTIONS BETWEEN DIRECTORS, EXECUTIVE OFFICERS AND THE COMPANY

         In September 1999, the Company entered into a Separation Agreement with Mr. Gabe Mihaly. Mr. Mihaly was the Company's former President and Chief Executive Officer and his employment with the Company and UnionTools ended upon his resignation on September 2, 1999. Mr. Mihaly's agreement included severance payments made by the Company in 2001 of $81,465.

         On October 3, 2000, the Company revised the strike price of Mr. Abbott's options to acquire 100,000 shares of our common stock issued on October 28, 1999, to $1.25 per share from the original price per share of $3.00. Additionally, during fiscal 2000, the Company paid Mr. Abbott $60,000 in the aggregate in director fees and for his services as Chairman of the Board of Directors.

         In October 1999, UnionTools entered into a Sixth Amendment to the existing Credit Agreement with Heller Financial, Inc. Pursuant to the amendment, the Oaktree Fund and certain of the TCW Funds, which collectively own a majority of our outstanding common stock, made a capital infusion of $6.0 million into UnionTools. The loan bears interest at an annual rate of 12% and is payable quarterly in additional promissory notes or, following repayment of all borrowing under the Credit Agreement other than the $6.0 million note, in cash. The principal balance of the $6.0 million loan, together with all accrued but unpaid interest thereon, is due and payable in full on the date which is ninety-one days after the Expiry Date, as defined in the Credit Agreement. The principal balance, together with all accrued but unpaid interest thereon, can be exchanged for our common stock prior to repayment at the election of the TCW Funds and Oaktree Funds.

         On August 9, 2001, the Company entered into a sixteenth amendment to the amended and restated credit facility (the "sixteenth amendment"), the terms of which it believes will be sufficient to fund operations through April 30, 2002, the revised term of the facility. The sixteenth amendment provides for a $35 million revolving credit facility (the "Revolving Facility") from January 1 through June 30 ($25 million from July 1 through October 31; $30 million from November 1 through December 31). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. In addition, the sixteenth amendment provides for scheduled loan payments to be applied on a pro rata basis to the outstanding balances under our acquisition loans and Revolving Facility.

         On October 4, 2001, we entered into a seventeenth amendment to the amended and restated credit facility (the "seventeenth amendment"), the terms of which extended to certain of the covenants covered in the sixteenth amendment.

         On December 31, 2001, we entered into an eighteenth amendment to the amended and restated credit facility (the "eighteenth amendment"), the terms of which allowed us to keep the manufacturing facility and assets that produce and sell custom injection molding products. We believe these assets are more valuable supporting our core business than if sold off separately.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements are filed with this Annual Report on Form 10-K pursuant to Item 8:

         -        Report of Independent Auditors

         - Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001

         - Consolidated Statements of Operations for fiscal 1999, five-month period ended January 3, 1999 (unaudited), transition 1999, calendar 1999 (unaudited), fiscal 2000, and fiscal 2001

         - Consolidated Statements of Stockholders' Equity for fiscal 1999, transition 1999, fiscal 2000, and fiscal 2001

         - Consolidated Statements of Cash Flows for fiscal 1999, five-month period ended January 3, 1999 (unaudited), transition 1999, calendar 1999 (unaudited), fiscal 2000, and fiscal 2001

         -        Notes to Consolidated Financial Statements

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

         (a)(3) The following items are filed as exhibits to this Annual Report on Form 10-K:

   EXHIBIT NUMBER                                      DESCRIPTION
   --------------                                      -----------

         2.1 Letter of Intent, dated as of February 1, 2002, by and between Acorn Products, Inc. as issuer and TCW Special Credits and Oaktree Capital Management, LLC as purchasers (reference is made to Exhibit 10.1 to Form 8-K, dated February 1, 2002, filed with the Securities and Exchange Commission on February 5, 2002)


         3.1 Amended and Restated Certificate of Incorporation of Acorn Products, Inc.***

         3.2      Amended and Restated Bylaws of Acorn Products, Inc.***

         4.1      Specimen Stock Certificate for common stock***

         10.1.1* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools, Inc., and A. Corydon Meyer (reference is made to Exhibit 10.1.2 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)


         10.1.2* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools, Inc., and John G. Jacob (reference is made to Exhibit 10.2.3 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)

         10.2* Compensation Agreement, dated as of October 28, 1999, between the Company and William W. Abbott (reference is made to Exhibit 10.2 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999)

         10.3* Acorn Products, Inc. Amended and Restated Deferred Equity Compensation Plan for Directors (reference is made to Appendix B to the Proxy dated April 30, 2001, filed with the Securities and Exchange Commission on April 30, 2001)

         10.4*    Acorn Products, Inc. 1997 Stock Incentive Plan***

         10.5*    Standard Form of Acorn Products, Inc. Stock Option
                  Agreement***

         10.6*    UnionTools, Inc. Retirement Plan for Salaried Employees***

         10.7* Amendment No. 1 to UnionTools, Inc. Retirement Plan for Salaried Employees***

         10.8* Acorn Products, Inc. Supplemental Pension Plan for Executive Employees***

         10.9 Amended and Restated Credit Agreement, dated as of May 20, 1997, between UnionTools, Inc. and Heller Financial, Inc.***


         10.10 Amendment Number 1 to License Agreement, dated as of December 12, 2001, between UnionTools, Inc. and The Scotts Company**


         10.11 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and various funds and accounts managed by TCW Special Credits***

         10.12 Registration Rights Agreement, dated as of June 18, 1997, between Acorn Products, Inc. and OCM Principal Opportunities Fund, L.P.***

         10.13 Master Lease Agreement, dated as of June 4, 1998, between BancBoston Leasing, Inc. and UnionTools, Inc. (reference is made to Exhibit 10.13 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998)

         10.14 Rider No. 1 to Master Lease Agreement, dated as of June 4, 1998, between BancBoston Leasing, Inc. and UnionTools, Inc. (reference is made to Exhibit 10.14 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998)

         10.15 Amendment No.1 to Credit Agreement, dated as of November 24, 1997, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10 to Form 10-Q for the quarter ended October 31, 1997, filed with the Securities and Exchange Commission on December 15, 1997)

         10.16 Amendment No. 2 to Credit Agreement, dated as of May 22, 1998, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.16 to Form 10-K for the year ended July 31, 1998, filed with the Securities and Exchange Commission on October 29, 1998)

         10.17 Amendment No. 3 to Credit Agreement, dated as of October 29, 1998, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended October 30, 1998, filed with the Securities and Exchange Commission on December 8, 1998)

         10.18 Amendment No. 4 to Credit Agreement, dated as of February 26, 1999, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended January 29, 1999, filed with the Securities and Exchange Commission on March 15, 1999)

         10.19 Amendment No. 5 to Credit Agreement, dated as of June 10, 1999, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999)


         10.20 Amendment No. 6 to Credit Agreement, dated as of October 28, 1999, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 99.2 to Form 8-K, dated October 27, 1999, filed with the Securities and Exchange Commission on October 29, 1999)


         10.21 Amendment No. 16 to Credit Agreement, dated as of July 13, 2001, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 13, 2001)

         10.22 Amendment No. 17 to Credit Agreement, dated as of October 4, 2001, between UnionTools, Inc. and Heller Financial, Inc. (reference is made to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 13, 2001)


         10.23 Amendment No. 18 to Credit Agreement, dated as of December 31, 2001, between UnionTools, Inc. and Heller Financial, Inc.**

         10.24* Acorn Products, Inc. 1997 Nonemployee Director Stock Incentive Plan (reference is made to Exhibit 4(a) on a Registration Statement on Form S-8 (Registration Number 333-58807) filed with the Securities and Exchange Commission on July 9, 1998)


         21.1     Subsidiaries of the Company**

         23.1     Consent of Ernst & Young LLP**

         24.1     Power of Attorney**


-----------------------

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

         Copies of exhibits may be obtained by writing to Investor Relations, Acorn Products, Inc., P.O. Box 1930, Columbus, Ohio 43216-1930.

         (b)      Reports on Form 8-K:

                  - We filed the following Current Reports on Form 8-K since September 30, 2001:


                           Current Report on Form 8-K, dated February 1, 2002, filed with the Securities Exchange Commission on February 5, 2002 (Items 5 and 7)


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

                               ACORN PRODUCTS, INC.

                               By:  /s/ John G. Jacob
                                    --------------------------------------------
                                    Name: John G. Jacob
                                    Title: Vice President and Chief Financial
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                               Principal Executive Officer:

                               By:  * A. Corydon Meyer
                                    ------------------------------------------
                                    Name: A. Corydon Meyer
                                    Title: President, Chief Executive Officer,
                                    and Director


                               Principal Financial and Accounting Officer:


                               By:  /s/ John G. Jacob
                                    ------------------------------------------
                                    Name: John G. Jacob
                                    Title: Vice President and Chief Financial
                                    Officer


                               Directors:

                               By:  * William W. Abbott
                                    ------------------------------------------
                                    William W. Abbott, Chairman

                               By:  * Matthew S. Barrett
                                    ------------------------------------------
                                    Matthew S. Barrett, Director

                               By:  * Vincent J. Cebula
                                    ------------------------------------------
                                    Vincent J. Cebula, Director

                               By:  * John J. Kahl, Jr.
                                    ------------------------------------------
                                    John J. Kahl, Jr., Director

                               By:  * John L. Mariotti
                                    ------------------------------------------
                                    John L. Mariotti, Director







* By:  /s/ John G. Jacob
       -------------------------------------
       John G. Jacob, attorney-in-fact


Dated:  April 16, 2002

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
ACORN PRODUCTS, INC.

         We have audited the accompanying consolidated balance sheets of Acorn Products, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years ended July 30, 1999, December 31, 2000, December 31, 2001, and for the five-month period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Products, Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the fiscal years ended July 30, 1999, December 31, 2000, December 31, 2001, and for the five-month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that Acorn Products, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 12, the Company has incurred recurring operating losses, its revolving credit facility expires on April 30, 2002, and its acquisition term loan and junior participation term loan note both mature on April 30, 2002. In addition, subsequent to December 31, 2001, the Company is in default of the loan agreements governing borrowings on its revolving credit facility and acquisition term loan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                        /s/ ERNST & YOUNG LLP


Columbus, Ohio
February 22, 2002, except for
     Note 12 as to which the date is April 2, 2002

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                  December 31,
                                                                            ---------------------
                                                                              2000        2001
                                                                            --------    --------
ASSETS                                                                       (In thousands)
Current assets:
Cash                                                                        $    596    $  1,391
Accounts receivable, less reserves for doubtful accounts, sales               14,541      10,831
  discounts, and other allowances ($2,125 and $1,290, respectively)
Inventories, less reserves for excess and obsolete inventory                  24,488      24,642
  ($1,523 and $1,042, respectively)
Prepaids and other current assets                                                616         358
                                                                            --------    --------
Total current assets                                                          40,241      37,222
Property, plant and equipment, net of accumulated depreciation                14,096      11,568
Goodwill, net of accumulated amortization  (see Note 2)                       26,813      11,808
Other intangible assets                                                          731         554
                                                                            --------    --------
Total assets                                                                $ 81,881    $ 61,152
                                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility (average interest rate of 10.31% and 8.56%,       $ 19,787    $ 18,132
  respectively) (see Note 4)
Acquisition facility (average interest rate of 10.31% and 8.30%,              15,342      14,630
  respectively) (see Note 4)
Junior participation term loan note (average interest rate of 12%)             6,707       7,718
  (see Note 4)
Accounts payable                                                               7,196       5,890
Accrued expenses                                                               7,307       7,923
Income taxes payable                                                              50          45
Other current liabilities                                                        211          76
                                                                            --------    --------
Total current liabilities                                                     56,600      54,414
Other long-term liabilities                                                    2,971         676
                                                                            --------    --------
Total liabilities                                                             59,571      55,090

Contingency (see Note 8)

STOCKHOLDERS' EQUITY
Common stock, par value of $.001 per share, 20,000,000 shares                 78,262      78,262
  authorized; 6,464,105 shares issued; and 6,062,159 and 6,062,359 shares outstanding at December 31, 2000 and December 31, 2001, respectively
Contributed capital stock options                                                460         460
Accumulated other comprehensive loss                                          (1,551)     (2,121)
Retained earnings (deficit)                                                  (52,600)    (68,278)
                                                                            --------    --------
                                                                              24,571       8,323
Common stock in treasury, 401,946 and 401,746 shares at
  December 31, 2000 and December 31, 2001, respectively                       (2,261)     (2,261)
                                                                            --------    --------
Total stockholders' equity                                                    22,310       6,062
                                                                            --------    --------
Total liabilities and stockholders' equity                                  $ 81,881    $ 61,152
                                                                            ========    ========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Fiscal Year Ended          Five Months Ended              Calendar (Fiscal) Year Ended
                                    -----------------   ----------------------------   -------------------------------------------
                                        07/30/1999       01/03/1999      12/31/1999     12/31/1999      12/31/2000     12/31/2001
                                    -----------------   -----------      -----------   ------------     ----------     ----------
                                                        (Unaudited)                    (Unaudited)
                                                                            (In thousands)
Net sales                             $   117,431       $    36,729      $    37,711    $   118,413     $   116,591    $    93,482
Cost of goods sold                         97,166            28,517           33,727        102,376          94,464         70,404
                                      -----------       -----------      -----------    -----------     -----------    -----------
Gross profit                               20,265             8,212            3,984         16,037          22,127         23,078

Selling, general and administrative        22,651             8,173            8,970         23,448          22,052         17,329
  expenses
Interest expense                            3,401             1,209            1,905          4,097           6,947          5,895
Amortization of intangibles                 1,087               444              448          1,091             974            876
Asset impairment                                0                 0            2,800          2,800           4,402         14,130
Other expenses, net:
  Watering products consolidation             355                 0                0            355               0              0
  Plant consolidation and                   1,661                 0            2,025          3,686             408              0
     management restructuring
  Strategic transactions                      994               768                0            226               0            545
  Loss on sale of assets                        0                 0                0              0           1,238              0
  Miscellaneous                               311               242              744            813              (6)          (102)
                                      -----------       -----------      -----------    -----------     -----------    -----------

Loss from continuing operations           (10,195)           (2,624)         (12,908)       (20,479)        (13,888)       (15,595)
  before income taxes
Income taxes (benefit)                        145              (527)              83            755              80             84
                                      -----------       -----------      -----------    -----------     -----------    -----------
Loss from continuing operations           (10,340)           (2,097)         (12,991)       (21,234)        (13,968)       (15,679)

Discontinued operations:
  Loss from disposal                         (936)             (165)            (150)          (921)              0              0
                                      -----------       -----------      -----------    -----------     -----------    -----------
  Loss from discontinued operations          (936)             (165)            (150)          (921)              0              0
                                      -----------       -----------      -----------    -----------     -----------    -----------

Net loss                              ($   11,276)      ($    2,262)     ($   13,141)   ($   22,155)    ($   13,968)   ($   15,679)
                                      ===========       ===========      ===========    ===========     ===========    ===========

Basic and Diluted Earnings
  per Share Data:
Loss from continuing operations       ($     1.64)      ($     0.32)     ($     2.16)   ($     3.45)    ($     2.31)   ($     2.59)
Loss from discontinued operations           (0.15)            (0.03)           (0.02)         (0.15)           0.00           0.00
                                      -----------       -----------      -----------    -----------     -----------    -----------
Net loss per share                    ($     1.79)      ($     0.35)     ($     2.18)   ($     3.60)    ($     2.31)   ($     2.59)
                                      ===========       ===========      ===========    ===========     ===========    ===========

Weighted average number of shares       6,313,527         6,464,105        6,023,174      6,146,617       6,057,360      6,062,224
  outstanding (basic and diluted)

                            See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock        Contributed     Accumulated
                                      ------------------------   Capital          Other          Retained
                                       Number of                  Stock       Comprehensive      Earnings    Treasury
                                        Shares       Amount      Options           Loss         (Deficit)      Stock      Total
                                      ------------  ---------- ------------- ----------------- ------------- ---------- ----------
                                                                              (In thousands)
Balances at July 31, 1998             6,464,105    $   78,391    $      460   ($     285)   ($  14,215)   $        0    $   64,351

Net loss for the period August 1,             0             0             0            0       (11,276)            0       (11,276)
  1998 through July 30, 1999
Adjustment to minimum                         0             0             0         (397)            0             0          (397)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (11,673)
Purchase of treasury stock             (442,400)            0             0            0             0        (2,488)       (2,488)
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at July 30, 1999             6,021,705        78,391           460         (682)      (25,491)       (2,488)       50,190

Net loss for the period July 31,              0             0             0            0       (13,141)            0       (13,141)
  1999 through December 31, 1999
Adjustment to minimum                         0             0             0          (96)            0             0           (96)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (13,237)
Issuance of treasury stock               24,975          (129)            0            0             0           140            11
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at December 31, 1999         6,046,680        78,262           460         (778)      (38,632)       (2,348)       36,964

Net loss for the period January 1,            0             0             0            0       (13,968)            0       (13,968)
  2000 through December 31, 2000
Adjustment to minimum                         0             0             0         (773)            0             0          (773)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (14,741)
Issuance of treasury stock               15,479             0             0            0             0            87            87
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at December 31, 2000         6,062,159        78,262           460       (1,551)      (52,600)       (2,261)       22,310

Net loss for the period January 1,            0             0             0            0       (15,679)            0       (15,679)
  2001 through December 31, 2001
Adjustment to minimum                         0             0             0         (569)            0             0          (569)
  pension liability
Comprehensive loss                            0             0             0            0             0             0       (16,248)
Issuance of treasury stock                  200             0             0            0             0             0             0
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balances at December 31, 2001         6,062,359    $   78,262    $      460   ($   2,120)   ($  68,279)   ($   2,261)   $    6,062
                                     ==========    ==========    ==========   ==========    ==========    ==========    ==========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Fiscal Year                                        Calendar (Fiscal)
                                                       Ended          Five Months Ended                   Year Ended
                                                    ------------  --------------------------  --------------------------------------
                                                    07/30/1999    01/03/1999    12/31/1999    12/31/1999   12/31/2000    12/31/2001
                                                    ------------  -----------   ------------  ----------   ----------    -----------
                                                                  (Unaudited)                 (Unaudited)
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            ($11,276)     ($ 2,262)     ($13,141)     ($22,155)    ($13,968)     ($15,679)
Adjustments to reconcile net loss to net cash
  provided by (used in) continuing operations:
    Loss from discontinued operations                    936           165           150           920            0             0
    Loss on sale of assets                                 0             0             0             0        1,238             0
    Depreciation and amortization                      5,605         1,714         2,106         5,998        5,253         4,614
    Asset impairment                                       0             0         2,800         2,800        4,402        14,130
    Reserves for doubtful accounts, sales
      discounts, and other allowances                  1,350           (97)         (104)        1,343          (15)         (835)
    Changes in operating assets and liabilities:
        Accounts receivable                            2,991         5,987         2,295          (701)       3,327         4,545
        Inventories                                     (768)       (7,849)       (2,277)        4,804        5,441          (154)
        Other assets                                    (495)          449         1,684           740        1,096           435
        Accounts payable and accrued
          expenses                                     4,449           224        (1,683)        2,708         (853)         (690)
        Income taxes payable                              80           (43)           83           206         (156)           (5)
        Other liabilities                             (1,471)         (388)          447          (636)      (1,709)       (2,999)
                                                    --------      --------      --------      --------     --------      --------
Net cash provided by (used in) continuing
  operations                                           1,401        (2,100)       (7,640)       (3,973)       4,056         3,362
Net cash used in discontinued operations                 (42)         (166)         (728)         (770)           0             0
                                                    --------      --------      --------      --------     --------      --------
Net cash provided by (used in) operating
  activities                                           1,359        (2,266)       (8,368)       (4,743)       4,056         3,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
  equipment, net                                      (4,935)       (2,155)       (3,391)       (6,171)      (1,504)       (1,246)
Proceeds from sale of assets                               0             0           828           828        4,032            35
                                                    --------      --------      --------      --------     --------      --------
Net cash provided by (used in) investing
  activities                                          (4,935)       (2,155)       (2,563)       (5,343)       2,528        (1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on acquisition line                  0             0         6,150         6,150         (667)         (712)
Borrowings on term loan                                    0             0             0             0          707         1,011
Net activity on revolving loan                         6,046         4,729         4,874         6,191       (7,441)       (1,655)
Proceeds from issuance of treasury stock                   0             0            11            11           87             0
Purchase of treasury stock                            (2,488)            0             0        (2,488)           0             0
                                                    --------      --------      --------      --------     --------      --------
Net cash provided by (used in) financing
  activities                                           3,558         4,729        11,035         9,864       (7,314)       (1,356)
                                                    --------      --------      --------      --------     --------      --------
Net increase (decrease) in cash                          (18)          308           104          (222)        (730)          795
Cash at beginning of period                            1,240         1,240         1,222         1,548        1,326           596
                                                    --------      --------      --------      --------     --------      --------
Cash at end of period                               $  1,222      $  1,548      $  1,326      $  1,326     $    596      $  1,391
                                                    ========      ========      ========      ========     ========      ========

Interest paid                                       $  3,292      $  1,207      $  1,554      $  3,180     $  4,904      $  3,917
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

         Our top two customers are Sears and Home Depot. Each of these customers accounted for over 10% of gross sales during fiscal 1999, transition 1999, fiscal 2000, and fiscal 2001. Our ten largest customers accounted for approximately 53% of gross sales during calendar 1999, 53% of gross sales during fiscal 2000, and 57% of gross sales during fiscal 2001.

         Our products require the supply of raw materials consisting primarily of steel, plastics, and ash wood. We have several suppliers for most of our raw materials.

2.   SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

         On October 29, 1999, the Board of Directors of Acorn approved a change in the fiscal year end to December 31 and a change in the interim quarterly reporting periods to the period ending on the Sunday closest to the last day of each calendar quarter. Prior to the change, our fiscal year was comprised of the 52 or 53 weeks ending on the Friday closest to July 31 of each year and interim quarterly reporting periods ended on the Friday closest to the last day of each fiscal quarter. Unless otherwise stated, references to fiscal 1999 relate to the fiscal year ended July 30, 1999, fiscal 2000 relates to the fiscal year ended December 31, 2000, and fiscal 2001 relates to the fiscal year ended December 31, 2001. References to transition 1999 relate to the five-month period ended December 31, 1999.

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

SHIPPING AND HANDLING COSTS

         Amounts for shipping and handling billed to customers are reported as a component of sales while the related costs are reported as cost of goods sold.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                              12/31/2000          12/31/2001
                                              ----------          ----------
                                                       (In thousands)

               Finished goods                      $11,349            $14,401
               Work in process                       6,652              5,653
               Raw materials and supplies            6,487              4,588
                                             -------------       ------------
               Total inventories                   $24,488            $24,642
                                             =============       ============


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:

                Machinery and equipment          3 to 12 years
                Buildings and improvements       5 to 40 years
                Furniture and fixtures           3 to 10 years


Property, plant and equipment consists of the following:

                                                      12/31/2000    12/31/2001
                                                      ----------    ----------
                                                           (In thousands)

        Land                                           $  1,280       $  1,412
        Buildings and improvements                        6,498          6,563
        Machinery and equipment                          21,244         22,209
        Furniture and fixtures                            3,509          3,784
                                                       --------       --------
                                                         32,531         33,968
        Accumulated depreciation and amortization       (19,652)       (23,213)
                                                       --------       --------
        Property, plant and equipment, net               12,879         10,755
        Construction in process                           1,217            813
                                                       --------       --------
                                                       $ 14,096       $ 11,568
                                                       ========       ========


         Depreciation expense was approximately $3.7 million in fiscal 2001, $4.3 million in fiscal 2000, $1.7 million in transition 1999, and $4.5 million in fiscal 1999. In fiscal 1999, we recorded approximately $1.2 million in additional depreciation related to the write-down of equipment and tooling associated with a discontinued product.

GOODWILL

         Goodwill, resulting from the cost of assets acquired exceeding the underlying net asset value, is amortized on the straight-line method over a forty-year period. Accumulated amortization was approximately $5.1 million at December 31, 2001 and $14.0 million at December 31, 2000. Periodically, we assess the recoverability of our goodwill and other long-lived assets based upon an evaluation of a number of factors such as a significant adverse event or a change in which this business operates. We use a market value approach for assessing the recoverability of enterprise level goodwill. An impairment loss is recorded in the period such determination is made. During 2001, we completed an evaluation of strategic alternatives, which included solicitations of offers to buy the Company. In early 2002, we agreed to enter into a transaction that valued the Company at $1.00 per share. Based on this market valuation, we recognized a $14.1 million write-down of enterprise level goodwill in fiscal 2001. We recorded approximately $4.4 million in fiscal 2000 and $2.8 million in transition 1999 in additional expense related to an impairment write-down of goodwill associated with our watering products.

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

DERIVATIVES

         We have no derivative financial instruments as defined by Statement of Financial Accounting Standards No. 133.

SEGMENT REPORTING

         In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we operate in one reportable segment.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

         We will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $371,000 ($0.06 per share) in 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

3.   DISCONTINUED OPERATIONS

         We recognized additional charges related to the 1997 discontinuance and sale of McGuire-Nicholas of approximately $0.2 million in transition 1999 and $0.9 million in fiscal 1999, relating to tax and workers' compensation claims for the discontinued operation.

4.   LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         UnionTools entered into a credit facility (the "Credit Facility") in December 1996 which, as amended and restated in May 1997, November 1997, October 1998, February 1999, and June 1999 provided for a $40 million revolving credit facility (the "Revolving Facility") from January 1 through June 30 ($30 million from July 1 through December 31) and a $35 million acquisition facility (the "Acquisition Facility"). Available borrowings under the Revolving Facility were based on specified percentages of accounts receivable and inventory.

         On October 28, 1999, UnionTools entered into a sixth amendment to the amended and restated Credit Facility (the "Amended Facility") to support operational, capital expenditure, and working capital needs through April 30, 2001, the revised term of the facility. The Amended Facility provided for a $40 million revolving credit facility from January 1 through July 30 of each year, $30 million from July 31 through October 31, and $35 million from November 1 through December 31. In addition, the Amended Facility limited the Acquisition Facility to the existing outstanding balance of approximately $16 million and extended the repayment terms.

         On October 28, 1999, in connection with the Amended Facility, UnionTools also issued a $6.0 million junior participation term loan note (the "Note") bearing interest at 12% per annum. Interest is payable quarterly in arrears on each February 1, May 1, August 1, and November 1 through the issuance of additional term notes or, following repayment of all borrowings under the Amended Facility other than the Note through the payment of cash. Under the provisions of the Note, the lender has the right, at any time during which any unpaid principal amount remains, to exchange the Note for shares of common stock. The number of shares received will be equal to the sum of the unpaid principal and unpaid interest through the date of exchange divided by $3.50. If not previously exchanged for common stock, the Note matures ninety-one days after the Expiry Date, as defined in the Amended Facility. The proceeds of the Note were funded through a subordinated participation agreement between the lender and our majority stockholders. The Note is by its terms incorporated into the Amended Facility and is secured by the collateral in accordance with the terms of the Amended Facility.

         On July 13, 2001, we entered into a sixteenth amendment to the amended and restated Credit Facility (the "sixteenth amendment"), the terms of which we believe will be sufficient to fund operations through April 30, 2002, the revised term of the facility. The sixteenth amendment provides for a $35 million revolving credit facility from January 1 through July 30 ($25 million from July 31 through October 31; $30 million from November 1 through December 31). Available borrowings under the Revolving Facility are based on specified percentages of accounts receivable and inventory. In addition, the sixteenth amendment provides for scheduled loan payments to be applied on a pro rata basis to the outstanding balances under our acquisition loans and Revolving Facility. The scheduled loan payments are as follows:

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

         The sixteenth amendment contains certain covenants, which, among other things, require us to maintain specified financial ratios and satisfy certain tests, including maintaining cumulative EBITDA above specified levels, and places limits on future capital expenditures. The sixteenth amendment also maintains the negative covenants that existed under the previous Credit Facility, which include limitations on indebtedness, liens, guarantees, obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances, optional payments and modifications and other debt instruments, transactions with affiliates, changes in fiscal year, negative pledge clauses, and changes in line of business. In compliance with the requirements of the sixteenth amendment, we engaged investment bankers to identify strategic alternatives for the Company, including the potential sale of the company. See Note 12.

         Borrowings under the sixteenth amendment bear interest at either the bank prime rate plus a margin of 3% or, at our option, the LIBOR rate plus a margin of 4%. Interest is due and payable monthly in arrears. In addition, we are required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility. The sixteenth amendment also includes a "success fee" of $3,250,000. The success fee can be reduced to a minimum of $1,700,000 based upon satisfaction of certain provisions within the sixteenth amendment.

         In October and December, 2001, we entered into the seventeenth and eighteenth amendments to the amended and restated Credit Facility, the terms of which extended to certain of the covenants covered in the sixteenth amendment, and allowed us to retain the manufacturing facility and assets that produce and sell custom injection molding products.

         Borrowings under the Credit Facility are secured by substantially all of the assets of UnionTools and are guaranteed by Acorn. The Acorn guarantee is secured by a pledge of all the capital stock of UnionTools. In addition, UnionTools is required to make certain mandatory prepayments based upon cash flow and certain other events. UnionTools may elect to prepay all or a portion of the Credit Facility at any time. At December 31, 2001, UnionTools had $1.9 million in available borrowings under the Credit Facility.

5.   STOCKHOLDERS' EQUITY

TREASURY STOCK

         During fiscal 1999, we repurchased 442,400 shares of common stock at a cost of $2,488,000.

STOCK OPTIONS

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our employee and nonemployee director stock options and, accordingly, do not recognize compensation costs when the exercise price of such stock options is equal to or greater than the fair market value of the stock at the grant date.

         Pursuant to employment agreements, certain executive officers were granted options to purchase shares of common stock. Vesting of the options and the related exercise price were contingent upon the attainment of certain profitability targets, and portions of the options that failed to vest expired. Vested options to purchase 21,690 shares of common stock (with an exercise price of $0.01 per share relating to 15,906 shares and $12.10 per share relating to 5,784 shares) were outstanding at December 31, 2000 and 2001. These vested options expire in December 2003.

         In April 1997, we adopted the 1997 Stock Incentive Plan (the "Incentive Plan") for executives and certain other associates of the Company. The purpose of the Incentive Plan is to provide incentives to associates by granting awards tied to the performance of the common stock. Awards to associates may take the form of options, stock appreciation rights, or sales or grants of restricted stock. We have reserved an aggregate of 1,000,000 shares of common stock for issuance under the Incentive Plan. At December 31, 2001, we have granted options to purchase an aggregate of 726,298 shares under the Incentive Plan, at a weighted average exercise price of $2.02 per share.

         In January 1998, we adopted the 1997 Nonemployee Director Stock Incentive Plan (the "Nonemployee Director Incentive Plan") for nonemployee directors of Acorn. The purpose of the Nonemployee Director Incentive Plan is to enable us to attract and retain nonemployee directors by granting awards tied to the performance of the common stock. Awards to directors may take the form of options, stock appreciation rights, or sales or grants of restricted stock. We have reserved an aggregate of 500,000 shares of common stock for issuance under the Nonemployee Director Incentive Plan. At December 31, 2001, we have granted options to purchase an aggregate of 240,490 shares of stock under the Nonemployee Director Incentive Plan, at a weighted average exercise price of $2.80 per share.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our incentive stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The weighted average fair value of options granted during 2001 is $0.70 for options whose stock price equals the exercise price of the option, $0.57 for options whose stock price is greater than the exercise price and $0.47 for options whose stock price is less than the exercise price.

         The value of the options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001: (i) a risk-free interest rate of 5.02%; (ii) no dividend yield; (iii) a volatility factor of the expected market price of our common stock of 0.977; and (iv) a weighted average expected life of each option of 10 years.

         If we had elected to recognize compensation expense based upon the fair value of options at the grant date as prescribed by SFAS No. 123, reported net loss applicable to common stock and per share amounts would have been as follows:


                                                                 Fiscal Year
                                                 -----------------------------------------    Five Months Ended
                                                    1999          2000           2001         December 31, 1999
                                                 -----------   -----------   -------------   ---------------------
             Net loss applicable to                ($11,974)     ($14,442)       ($15,867)        ($12,109)
               common stock (in thousands)
             Net loss applicable to
               common stock per share                ($1.90)       ($2.38)         ($2.62)          ($2.01)

         The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

         The following table summarizes the stock option activity:


                                                             Number        Weighted Average
                                                            of Shares       Exercise Price
                                                          ------------    ------------------
1997 STOCK INCENTIVE PLAN
Outstanding at July 31, 1998                                 329,100      $   14.00
Granted                                                       62,795           5.75
Exercised                                                          0
Expired/terminated                                           (20,300)         14.00
                                                           ---------
Outstanding at July 30, 1999                                 371,595          12.61

Granted                                                      264,612           3.61
Exercised                                                          0
Expired/terminated                                          (286,905)         12.64
                                                           ---------
Outstanding at December 31, 1999                             349,302           5.76

Granted                                                      642,189           1.57
Exercised                                                          0
Expired/terminated                                          (262,041)          4.19
                                                           ---------
Outstanding at December 31, 2000                             729,450           2.63

Granted                                                      240,200           0.89
Exercised                                                          0
Expired/terminated                                          (243,352)          2.75
                                                           ---------
Outstanding at December 31, 2001                             726,298      $    2.02
                                                           =========

1997 NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN
Outstanding at July 31, 1998                                  18,630      $   10.25
Granted                                                       28,800           6.70
Exercised                                                          0
Expired/terminated                                                 0
                                                           ---------
Outstanding at July 30, 1999                                  47,430           8.09

Granted                                                            0
Exercised                                                          0
Expired/terminated                                                 0
                                                           ---------
Outstanding at December 31, 1999                              47,430           8.09

Granted                                                      100,002           1.50
Exercised                                                          0
Expired/terminated                                                 0
                                                           ---------
Outstanding at December 31, 2000                             147,432           3.62

Granted                                                       93,058           1.50
Exercised                                                          0
Expired/terminated                                                 0
                                                           ---------
Outstanding at December 31, 2001                             240,490      $    2.80
                                                           =========


                                                             Number        Weighted Average
                                                            of Shares       Exercise Price
                                                          ------------    ------------------
OTHER STOCK OPTIONS
Outstanding at July 31, 1998                               39,042          $   1.79
Granted                                                         0
Exercised                                                       0
Expired/terminated                                              0
                                                         --------
Outstanding at July 30, 1999                               39,042              1.79

Granted                                                         0
Exercised                                                 (17,352)             0.01
Expired/terminated                                              0
                                                         --------
Outstanding at December 31, 1999                           21,690              3.23

Granted                                                         0
Exercised                                                       0
Expired/terminated                                              0
                                                         --------
Outstanding at December 31, 2000                           21,690              3.23

Granted                                                         0
Exercised                                                       0
Expired/terminated                                              0
                                                         --------
Outstanding at December 31, 2001                           21,690          $   3.23


         The following table summarizes information regarding stock options outstanding at December 31, 2001.


                                         Options Outstanding                           Options Exercisable
                        -----------------------------------------------------     --------------------------------
                           Number         Weighted Average       Weighted            Number           Weighted
     Range of            Outstanding         Remaining           Average           Exercisable         Average
  Exercise Prices       at 12/31/2001     Contractual Life    Exercise Price      at 12/31/2001     Exercise Price
--------------------    --------------    -----------------   ---------------     --------------    --------------
$0.01 to $3.00                887,553                 8.70             $1.38            808,228             $1.38
$3.01 to $6.00                 15,211                 7.67             $4.81             15,211             $4.81
$6.01 to $9.00                 28,800                 7.08             $6.70             28,800             $6.70
$9.01 to $12.00                18,630                 6.08            $10.25             18,630            $10.25
$12.01 to $14.00               38,284                 4.97            $13.71             38,284            $13.71


         In fiscal 2000, we changed the exercise price of certain options issued under the 1997 Stock Incentive Plan as follows: 16,901 options repriced from $4.81 to $2.25 per share; 83,099 options repriced from $3.88 to $2.25 per share; and 100,000 options repriced from $3.00 to $1.25 per share. In fiscal 2001, we changed the exercise price of certain options issued under the 1997 Stock Incentive Plan as follows: 25,000 options repriced from $1.25 to $0.58 per share.

DIRECTOR STOCK PLAN

         In April 1997, we adopted the Deferred Equity Compensation Plan for Directors (the "Director Stock Plan"). The purpose of the Director Stock Plan is to increase the proprietary interest of nonemployee members of the Board of Directors of Acorn, thereby increasing their incentive to contribute to our success. Only nonemployee directors are eligible to participate in the Director Stock Plan. The number of shares of common stock reserved for issuance pursuant to the Director Stock Plan is 200,000. In lieu of cash, directors can elect to receive all or one-half of their fees in the form of shares of common stock. The number of shares of common stock issued is determined by dividing (i) an amount equal to the dollar amount of the fees to be received in the form of shares of common stock by (ii) the average of the high and low sale prices of the common stock on the Nasdaq SmallCap Market on the last business day preceding the date of payment. Any cash or stock dividends payable on shares of common stock accrue for the benefit of the directors in the form of additional shares of common stock. Shares of common stock are distributed in the form of common stock following the director's resignation from the Board of Directors. In addition, shares of common stock are distributed to directors in the form of common stock following the death of the director or a change in control of Acorn as defined in the Director Stock Plan. As of December 31, 2000, 73,688 shares of common stock had been awarded and as of December 31, 2001, 176,650 shares of common stock had been awarded under the Director Stock Plan representing an equal number of shares of common stock to be issued in the future.

6.   INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:


                                                                  12/31/2000        12/31/2001
                                                                ---------------   ---------------
              Deferred tax assets:                                        (in thousands)
                   Inventory                                              $610              $540
                   Accrued expenses and other                            3,324             2,108
                   Goodwill                                                  0             1,087
                   Net operating loss carryforwards                     29,344            32,055
                   Capital loss carryforward                             2,584             2,584
                                                                --------------    --------------
                        Total deferred tax assets                       35,862            38,374
              Valuation allowance for deferred tax assets              (31,342)          (37,801)
                                                                --------------    --------------
              Deferred tax assets                                        4,520               573
              Deferred tax liabilities:
                   Goodwill                                              3,271                 0
                   Depreciation and other                                1,249               573
                                                                --------------    --------------
                        Total deferred tax liabilities                   4,520               573
                                                                 -------------    --------------
                        Net deferred tax assets                             $0                $0
                                                                 =============    ==============


Based on our history of operating losses and in accordance with SFAS No. 109, we record a 100% valuation allowance resulting in no deferred tax assets being recognized.

         At December 31, 2001, we had net operating loss carryforwards of approximately $76.9 million for income tax purposes that expire in varying amounts in the years 2009 through 2021. Of this amount, approximately $28.6 million of net operating losses that originated prior to our initial public offering (IPO) on June 27, 1997 are subject to limitation under Internal Revenue Code Section 382. There are no Section 382 limitations on the remaining $48.3 million of net operating loss carryforwards. In accordance with the provisions of Section 382, utilization of the pre-IPO net operating losses is limited to approximately $1.2 million annually unless the Section 382 limitation exceeds the taxable income for a given year, in which case the excess amount carries over to and increases the annual Code Section 382 limitation for the succeeding year. Due to the carryover of excess Code Section 382 limited net operating losses, at December 31, 2001, we have approximately $6.1 million of Code Section 382 limited net operating losses that are available to offset taxable income in 2002 (in addition to the $48.3 million of net operating loss carryforwards that are not limited). We also have capital loss carryforwards of approximately $6.2 million for income tax purposes that expire in 2002 and 2003.

         The provision for income taxes is comprised of the following:


                                                     Fiscal Year
                                 --------------------------------------------------     Five Months Ended
                                     1999              2000              2001           December 31, 1999
                                 --------------    --------------    --------------    ---------------------
         Current - Federal                  $0                $0                $0                       $0
         Current - State                   145                80                84                       83
                                 -------------     -------------     -------------     --------------------
                                          $145               $80               $84                      $83
                                 =============     =============     =============     ====================

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


                                                                                                           Five Months
                                                                             Fiscal Year                     Ended
                                                                 ----------------------------------         December
                                                                    1999        2000          2001          31, 1999
                                                                 ----------    --------   -----------    --------------
                                                                                     (In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year                            $15,798     $16,873       $18,384           $16,688
Service cost                                                            689         311           143               265
Interest cost                                                         1,200       1,323         1,315               523
Actuarial losses / (gains)                                                3       1,330           219               (67)
Plan amendments                                                          63        (192)          101                29
Benefits paid                                                        (1,065)     (1,261)       (1,149)             (565)
                                                                 -----------  ----------   -----------    --------------
Benefit obligations at end of period                                $16,688     $18,384       $19,013           $16,873
                                                                 ===========  ==========   ===========    ==============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                    $14,624     $17,482       $19,940           $17,102
Actual return on plan assets                                          1,345       1,859         1,189               218
Company contributions                                                 2,198       1,860           465               727
Benefits paid                                                        (1,065)     (1,261)       (1,149)             (565)
                                                                 -----------  ----------   -----------    --------------
Fair value of plan assets at end of period                          $17,102     $19,940       $20,445           $17,482
                                                                 ===========  ==========   ===========    ==============

Funded status of the plans                                             $414      $1,549        $1,432              $609
Unrecognized net actuarial losses / (gains)                           1,817       2,867         3,556             2,136
Minimum pension liability                                            (1,614)     (2,386)       (2,927)           (1,665)
Unamortized prior service cost                                          618         523           571               568
                                                                 -----------  ----------   -----------    --------------
Prepaid benefit cost                                                 $1,235      $2,553        $2,632            $1,648
                                                                 ===========  ==========   ===========    ==============

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                         8.00%       7.50%         7.25%             8.00%
Expected return on plan assets                                        8.75%       8.75%         8.75%             8.75%
Rate of compensation increase                                         4.00%       4.00%         4.00%             4.00%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                           $689        $311          $142              $265
Interest cost                                                         1,200       1,323         1,316               523
Actual return on plan assets                                         (1,345)     (1,859)       (1,189)             (218)
Amortization of prior service cost                                       21          44            50                21
Recognized net actuarial losses / (gains)                                71         367          (472)             (387)
Effects of changes in assumption                                          0           0             0                58
                                                                 -----------  ----------   -----------    --------------
Net periodic benefit cost (income)                                     $636        $186         ($153)             $262
                                                                 ===========  ==========   ===========    ==============

         The following is a summary of aggregate prepaid benefit costs and aggregate accrued benefit costs:


                                                                  12/31/2000          12/31/2001
                                                                 --------------     ---------------
                                                                           (In thousands)
                Aggregate prepaid benefit cost                          $3,442              $3,888
                Aggregate accrued benefit cost                            (889)             (1,256)
                                                                 --------------     ---------------
                Net prepaid benefit cost                                $2,553              $2,632
                                                                 ==============     ===============


         We have individual defined benefit pension plans that have accumulated benefit obligations that are in excess of plan assets. These same plans have projected benefit obligations that are in excess of plan assets. The aggregate accumulated benefit obligations, projected benefit obligations, and fair value of plan assets of these plans are as follows:


                                                                  12/31/2000          12/31/2001
                                                                 --------------     ---------------
                                                                             (In thousands)
                Aggregate accumulated benefit obligations               $8,214              $8,393
                Aggregate projected benefit obligations                  8,214               8,396
                Aggregate fair value of plan assets                      7,323               7,137


POST-RETIREMENT BENEFIT PLANS

         We also sponsor an unfunded defined benefit health care plan that provides post-retirement medical and life insurance benefits to associates who had attained age 50 and 10 years of service by August 1, 1996 and to current participants receiving benefits. Lifetime benefits under the plan are capped at $25,000 per participant. Activity related to the plan is as follows:


                                                                                                           Five Months
                                                                             Fiscal Year                      Ended
                                                                 -------------------------------------      December
                                                                    1999        2000          2001          31, 1999
                                                                 -----------  ----------   -----------    --------------
                                                                                 (In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year                             $2,902      $2,292        $2,712            $2,404
Service cost                                                             19           2             8                 8
Interest cost                                                           185         188           109                85
Participant contributions                                                85         230           188                35
Curtailment                                                               0           0        (2,082)                0
Actuarial losses                                                          0         815            38                 0
Benefits paid                                                          (787)       (815)         (345)             (240)
                                                                 -----------  ----------   -----------    --------------
Benefit obligations at end of period                                 $2,404      $2,712          $628            $2,292
                                                                 ===========  ==========   ===========    ==============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                         $0          $0            $0                $0
Company contributions                                                   702         585           157               205
Participant contributions                                                85         230           188                35
Benefits paid                                                          (787)       (815)         (345)             (240)
                                                                 -----------  ----------   -----------    --------------
Fair value of plan assets at end of period                               $0          $0            $0                $0
                                                                 ===========  ==========   ===========    ==============

Funded status of the plans (under-funded)                           ($2,404)    ($2,712)        ($628)          ($2,292)
Unrecognized net actuarial losses / (gains)                            (864)          4            38              (833)
                                                                 -----------  ----------   -----------    --------------
Prepaid benefit cost                                                ($3,268)    ($2,708)        ($590)          ($3,125)
                                                                 ===========  ==========   ===========    ==============

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                         6.75%       7.50%         7.38%             6.75%
Expected return on plan assets                                          N/A         N/A           N/A               N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                            $19          $2            $8               $19
Interest cost                                                           185         188           109               185
Actual return on plan assets                                              0           0             0                 0
Amortization of prior service cost                                        0           0             0                 0
Recognized net actuarial gains                                          (76)        (22)            0               (76)
Recognized settlement gains                                               0           0        (2,077)                0
Effects of changes in assumption                                          0           0             0                 0
                                                                 -----------  ----------   -----------    --------------
Net periodic benefit cost                                              $128        $168       ($1,960)             $128
                                                                 ===========  ==========   ===========    ==============


         The weighted average health care cost trend rate for fiscal 2002 is 5.0% and is assumed to remain at that level thereafter. The weighted average health care cost trend rate for fiscal 2001 was 6.0%. A one percentage point change in the assumed health care cost trend rate would have the following effects on post-retirement benefit obligations:


                                                                              One Percentage        One Percentage
                                                                              Point Increase        Point Decrease
                                                                             -----------------     ------------------
                                                                                         (In thousands)
Effect on total of service and interest cost components in fiscal 2001                    $ 4                    ($6)

Effect on total of post-retirement benefit obligation in fiscal 2001                      $80                  ($105)

         In February 2001, UnionTools, acting in its capacity as the plan sponsor and policy holder, notified certain of its associates, retirees, and collective bargaining units of its intention to eliminate retiree medical and life benefits. The elimination of these benefits resulted in a settlement gain of $2,077,000 which is reflected as a component of net periodic pension benefit cost.

DEFINED CONTRIBUTION 401(K) PLAN

         We sponsor defined contribution 401(k) plans covering all associates. Our matching contribution varies by plan and amounted to approximately $309,000 in fiscal 2001, $362,000 in fiscal 2000, $154,000 in transition 1999, and $310,000 in fiscal 1999.

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

         Rent expense under operating leases was $1.6 million in fiscal 2001, $2.3 million in fiscal 2000, $1.2 million in transition 1999, and $2.0 million in fiscal 1999.

         The minimum annual payments under non-cancelable operating leases and the Scotts license agreement at December 31, 2001 are as follows:

                      Year                      Amount
                   ------------            -----------------

                   2002                          $1,524,000
                   2003                             936,000
                   2004                             256,000
                   2005                              96,000
                   2006                              15,000
                   Thereafter                        86,000


LITIGATION

         From time to time, we are a party to personal injury litigation arising out of incidents involving the use of our products purchased by consumers from retailers to whom we distribute. We are generally covered by insurance for these product liability claims.

         In April 1999, an inactive subsidiary, V.H.G. Tools, Inc. ("VHG") and predecessor companies, were joined by Midwest Products, Inc., the defendant, in a product liability lawsuit filed in New Jersey Superior Court, Burlington County, New Jersey. Plaintiff's and Midwest's allegations do not appear to be supported by evidence, but if plaintiff's and Midwest's allegations against VHG are proven, liability could be substantial. Plaintiffs' initial settlement demand to Midwest is $26 million. We have obtained acknowledgment of coverage from our insurance carriers under a primary policy which provides limits of $1 million per occurrence subject to an aggregate limit of $2 million. We have also obtained acknowledgement of coverage with respect to an umbrella policy with a limit of liability of $25 million excess of the primary policy. We have not yet received acknowledgment of coverage with respect to a secondary policy with limit of liability of $5 million excess of the umbrella policy. We believe that any compensatory damages, if awarded, will be covered by insurance.

COLLECTIVE BARGAINING AGREEMENTS

         The majority of our hourly associates are covered by collective bargaining agreements, including those at the primary manufacturing facility in Frankfort, New York, as well as those at the Columbus, Ohio distribution center. The collective bargaining agreement covering the Frankfort hourly associates expires in 2004, while the collective bargaining agreement covering the Columbus hourly associates expires in 2003. We have not been subject to a strike or work stoppage in over 20 years and believe that our relationships with our associates and applicable unions are good. However, there can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

AGREEMENTS WITH KEY EXECUTIVES

         We have entered into agreements with certain of our executive officers providing for, under certain circumstances, payments from us following the termination of such executives' employment with us or following a change in control of the Company (as defined therein).

9.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and dilutive earnings per share:


                                                                                                         Five Months
                                                                     Fiscal Year                            Ended
                                                 ----------------------------------------------------     December
                                                      1999              2000              2001            31, 1999
                                                 ----------------  ----------------  ----------------    ---------------
NUMERATOR
Net loss                                            ($11,276,000)     ($13,968,000)     ($15,679,000)      ($13,141,000)
                                                 ================  ================  ================    ===============

DENOMINATOR
Denominator for basic earnings per share               6,313,527         6,057,360         6,062,224          6,023,174
  - weighted average shares
Effect of dilutive securities:
     1997 Stock Incentive Plan                                 0                 0                 0                  0
     1997 Nonemployee Director Stock                           0                 0                 0                  0
        Incentive Plan
     Deferred Equity Compensation                              0                 0                 0                  0
        Plan for Directors
     Other stock options                                       0                 0                 0                  0
                                                 ----------------  ----------------  ----------------    ---------------
     Dilutive potential common shares                          0                 0                 0                  0
                                                 ----------------  ----------------  ----------------    ---------------

Denominator for diluted earnings per share             6,313,527         6,057,360         6,062,224          6,023,174
                                                 ================  ================  ================    ===============
  - weighted average shares and assumed
    conversions

Basic loss per share                                      ($1.79)           ($2.31)           ($2.59)            ($2.18)
                                                 ================  ================  ================    ===============

Diluted loss per share                                    ($1.79)           ($2.31)           ($2.59)            ($2.18)
                                                 ================  ================  ================    ===============


         For additional disclosure regarding outstanding stock options and the Deferred Equity Compensation Plan for Directors, see Note 5 - Stockholders' Equity.

10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain financial data for each quarter of fiscal 2000 and 2001. The financial data for each of these quarters is unaudited but includes all adjustments which we believe to be necessary for a fair presentation. All quarters include normal recurring adjustments. These operating results, however, are not necessarily indicative of results for any future period.


                                                                                    Net
                                                                                  Income
                                                                     Net          (Loss)
                                          Net         Gross         Income       Per Share
                                         Sales       Profit         (Loss)       (Diluted)
                                      ------------  ----------   -------------  ------------
                                             (In thousands, except for per share data)
                2000
                     First quarter       $ 40,737     $ 8,861         $   653         $0.11
                     Second quarter        35,170       7,549          (4,978)        (0.82)
                     Third quarter         22,098       3,295          (5,692)        (0.94)
                     Fourth quarter        18,586       2,422          (3,951)        (0.66)
                                      ------------  ----------   -------------  ------------
                                         $116,591     $22,127        ($13,968)       ($2.31)
                                      ============  ==========   =============  ============

                2001
                     First quarter       $ 28,317     $ 7,691         $ 1,358         $0.22
                     Second quarter        29,428       6,329            (479)        (0.08)
                     Third quarter         18,097       5,018          (1,278)        (0.21)
                     Fourth quarter        17,640       4,040         (15,280)        (2.52)
                                      ------------  ----------   -------------  ------------
                                         $ 93,482     $23,078        ($15,679)       ($2.59)
                                      ============  ==========   =============  ============


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

         In fiscal 2001, we incurred $0.5 million primarily in financial consulting and legal fees to pursue and evaluate strategic alternatives as required by the sixteenth amendment to our amended and restated credit facility (See Note 4).

12.   COMPANY OPERATIONS AND SUBSEQUENT EVENTS

         Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses for the last three reporting periods, our revolving Credit Facility expires on April 30, 2002, our Acquisition

Facility matures on April 30, 2002, and our Junior Participation Term Loan Note matures on April 30, 2002. We have been substantially dependent upon borrowings under our credit arrangements.

         We believe the operating losses have been largely due to operational control issues related to the consolidation of our manufacturing facilities and unfavorable customer and vendor terms. During fiscal 2000 and 2001, we focused substantial effort on identifying opportunities to reduce operating costs, including outsourcing certain manufacturing and administrative functions, consolidating distribution facilities, and re-negotiating customer and vendor terms.

         Our primary cash needs are for working capital, capital expenditures, and debt service. We continue to finance these needs through internally generated cash flow and funds borrowed under the Credit Facility. We are currently in negotiations to extend our existing Credit Facility.

         We have evaluated the various strategic alternatives presented to us and have concluded that the optimal choice was to agree to and exercise a letter of intent put forth on February 1, 2002, to recapitalize the debt and equity of the Company. Under the proposed transaction, the Company's majority stockholders, TCW Funds and OCM Principal Funds, have agreed to invest up to $10 million cash and convert approximately $8 million in subordinated debt into equity at a value of $1.00 per share. The proposed transaction is contingent upon, among other things, obtaining new financing for the Company's operations.

         At December 31, 2001, we were in compliance with the covenants of our Credit Facility. However, subsequent to that date we fell in default of the Credit Facility because we have been unable to obtain a financing commitment to support the letter of intent transaction or to execute a definitive purchase agreement. While we are working diligently to complete the transaction, though possibly in a form different than that outlined in the original letter of intent, and thereby cure the default, we believe our existing bank group will continue to fund our operations. Given the critical nature and timeframe of these issues, we believe significant progress and clarification can be made prior to the expiration of our Credit Facility on April 30, 2002. However, there can be no assurance as to when and if an agreement will be reached. If we are unable to reach an agreement, it will adversely impact our principal sources of liquidity and our ability to meet future cash requirements. This shortfall could force us to consider alternatives that may include negotiating further amendments to our existing Credit Facility, attempting to obtain loans from third party sources, asset sales, a sale of the entire Company, or other remedies appropriate to the circumstances.

         If we are successful in consummating the letter of intent and obtaining new financing, then we believe we would have sufficient liquidity to operate over the term of the new facility.

         In addition, we believe that our improved profitability in tandem with lower interest costs as a result of a less leveraged capital structure, will also provide us sufficient liquidity to move through our operating cycle. This includes satisfaction of all lease and debt principal payments, as well as, any rollover or incremental letter of credit requirements. However, if future financial results do not meet our expectations or the recapitalization transaction is not completed, we will activate contingency plans, further reducing expenditures, and take other actions to operate within the resources and alternatives available.

13.   RELATED PARTY TRANSACTIONS

         We received certain professional services from the firm in which Acorn's former Chairman of the Board of Directors is a Partner. We paid approximately $221,000 in transition 1999 and $762,000 in fiscal 1999 for these services. At December 31, 1999, we had a payable of approximately $22,000 related to these services. We had no related party transactions in fiscal 2000 or 2001.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS


                                                                December 31,
                                                        ------------------------
                                                          2000            2001
                                                        --------       --------
                                                              (In thousands)
ASSETS
Cash                                                    $    102       $    664
Accounts receivable                                            0              0
Prepaid and other assets                                     150              0
                                                        --------       --------
Total current assets                                         252            664
Property, plant and equipment, net                             0              0
Goodwill                                                   6,003              0
Other assets (principally investment in and
  amounts due from wholly-owned subsidiaries)             17,273          6,455
                                                        --------       --------
Total assets                                            $ 23,528       $  7,119
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses              $  1,168       $  1,007
     Income taxes payable                                      0              0
     Other current liabilities                                50             50
                                                        --------       --------
     Total current liabilities                             1,218          1,057
     Long-term debt                                            0              0
                                                        --------       --------
     Total liabilities                                     1,218          1,057
Stockholders' equity:
     Common stock                                         78,262         78,262
     Contributed capital - stock options                     460            460
     Minimum pension liability                            (1,551)        (2,121)
     Retained earnings (deficit)                         (52,600)       (68,278)
                                                        --------       --------
                                                          24,571          8,323
     Common stock in treasury                             (2,261)        (2,261)
                                                        --------       --------
     Total stockholders' equity                           22,310          6,062
                                                        --------       --------
Total liabilities and stockholders' equity              $ 23,528       $  7,119
                                                        ========       ========


                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS



                                                         Fiscal Year
                                            ---------------------------------------------      Five Months Ended
                                               1999            2000             2001           December 31, 1999
                                            -----------     ------------     ------------     ---------------------
                                            (In thousands)

Selling and administrative expenses             $3,973           $2,756           $1,532                 $759
Interest expense                                    16              194              410                    0
Amortization of goodwill                           183              175              183                   76
Asset impairment                                     0                0            5,820                    0
Other expenses                                   1,075               80              629                1,844
                                            -----------     ------------     ------------          -----------
Loss before equity in losses                    (5,247)          (3,205)          (8,574)              (2,679)
  of subsidiaries
Equity in losses of subsidiaries                (6,029)         (10,763)          (7,105)             (10,462)
Income taxes                                         0                0                0                    0
                                            -----------     ------------     ------------          -----------
Net loss                                      ($11,276)        ($13,968)        ($15,679)            ($13,141)
                                            ===========     ============     ============          ===========





                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                             Fiscal Year
                                              ------------------------------------------       Five Months Ended
                                                 1999           2000           2001           December 31, 1999
                                              ------------   ------------   ------------     ---------------------
                                                                           (In thousands)
Net cash from operating activities                 $2,488            $15           $562                 ($87)
INVESTING ACTIVITIES:
Property and equipment                                  0              0              0                    0
FINANCING ACTIVITIES:
Net activity on revolving loan                          0              0              0                    0
Redemption of subordinated debt                         0              0              0                    0
Issuance of common stock                                0              0              0                    0
Issuance (purchase) of treasury stock              (2,488)            87              0                   11
Retirement of preferred stock                           0              0              0                    0
                                              ------------   ------------   ------------               ------
                                                   (2,488)            87              0                   11
                                              ------------   ------------   ------------               ------
Increase (decrease) in cash                            $0           $102           $562                 ($76)
                                              ============   ============   ============               ======



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

                                UNIONTOOLS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2001


                                                        Additions
                                                 -------------------------
                                    Balance at   Charged to      Charged                      Balance
                                    Beginning     Costs and      to Other                     at End
              Description           of Period     Expenses       Accounts       Deductions   of Period
--------------------------------    ----------    ----------    ----------     ----------    ----------
PERIOD ENDED DECEMBER 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts     $  820,460    $  474,393    ($  50,272)    $  581,397    $  663,184
Reserve for sales, discounts and
  other allowances                   1,303,595     1,714,147             0      2,390,685       627,057
                                    ----------    ----------    ----------     ----------    ----------

Total                               $2,124,055    $2,188,540    ($  50,272)    $2,972,082    $1,290,241

PERIOD ENDED DECEMBER 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts     $  642,000    $1,192,332    $        0     $1,013,872    $  820,460
Reserve for sales, discounts and
  other allowances                   1,498,446     3,495,906             0      3,690,757     1,303,595
                                    ----------    ----------    ----------     ----------    ----------

Total                               $2,140,446    $4,688,238    $        0     $4,704,629    $2,124,055

PERIOD ENDED DECEMBER 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts     $  940,764    $  272,029    $        0     $  570,793    $  642,000
Reserve for sales, discounts and
  other allowances                   1,303,245       985,471             0        790,270     1,498,446
                                    ----------    ----------    ----------     ----------    ----------
Total                               $2,244,009    $1,257,500    $        0     $1,361,063    $2,140,446

PERIOD ENDED JULY 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts     $  259,378    $  701,103    $        0     $   19,717    $  940,764
Reserve for sales, discounts and
  other allowances                     634,401       668,844             0              0     1,303,245
                                    ----------    ----------    ----------     ----------    ----------

Total                               $  893,779    $1,369,947    $        0     $   19,717    $2,244,009