Form 10-Q
period 2002-03-31
ACORN PRODUCTS INC
filed 2002-05-10
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended March 31, 2002
                                       OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,078,265 shares of Common Stock, $.001 par value, were outstanding at May 1, 2002.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2001 and March 31, 2002

                      Consolidated Statements of Operations for the Three Months                     4
                           Ended April 1, 2001 and March 31, 2002

                      Consolidated Statements of Cash Flows for the Three Months                     5
                           Ended April 1, 2001 and March 31, 2002


                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  8
                      Condition and Results of Operations


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        11


PART II. OTHER INFORMATION


         Item 3.  Defaults Upon Senior Securities                                                   12

         Item 6.  Exhibits and Reports on Form 8-K                                                  12

         Signatures                                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          December 31, 2001     March 31, 2002
                                                                          -----------------     --------------
ASSETS                                                                                           (unaudited)
Current assets:
Cash                                                                           $  1,391             $  1,146
Accounts receivable, less allowance for doubtful accounts
   and sales allowances ($1,290 and $1,408, respectively)                        10,831               22,213
Inventories, less reserves for excess and obsolete inventory
  ($1,042 and $1,214, respectively)                                              24,642               23,185
Prepaids and other current assets                                                   358                  285
                                                                               --------             --------
   Total current assets                                                          37,222               46,829
Property, plant and equipment, net of accumulated depreciation                   11,568               11,157
Goodwill, net of accumulated amortization                                        11,808               11,808
Other assets                                                                        554                  553
                                                                               --------             --------
   Total assets                                                                $ 61,152             $ 70,347
                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                      $ 18,132             $ 24,780
Acquisition facility                                                             14,630               14,525
Junior participation term loan note                                               7,718                7,952
Accounts payable                                                                  5,890                5,813
Accrued expenses                                                                  7,923                8,414
Income taxes payable                                                                 45                   45
Other current liabilities                                                            76                   76
                                                                               --------             --------
   Total current liabilities                                                     54,414               61,605
Other long-term liabilities                                                         676                  701
                                                                               --------             --------
   Total liabilities                                                             55,090               62,306
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000 shares authorized, 6,464,105 shares issued, and 6,062,359 and 6,078,265
   shares outstanding at December 31, 2001 and March 31, 2002                    78,262               78,172
Contributed capital-stock options                                                   460                  460
Accumulated other comprehensive loss                                             (2,121)              (2,121)
Retained earnings (deficit)                                                     (68,278)             (66,299)
                                                                               --------             --------
                                                                                  8,323               10,212
Common stock in treasury, 401,746 and 385,840 shares at
   December 31, 2001 and March 31, 2002                                          (2,261)              (2,171)
                                                                               --------             --------
Total stockholders' equity                                                        6,062                8,041
                                                                               --------             --------
Total liabilities and stockholders' equity                                     $ 61,152             $ 70,347
                                                                               ========             ========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               For the Three Months Ended
                                                         ----------------------------------------
                                                           April 1, 2001          March 31, 2002
                                                         -----------------      -----------------
                                                           (unaudited)            (unaudited)

Net sales                                                         $27,842                $26,835
Cost of goods sold                                                 20,626                 20,083
                                                         -----------------      -----------------
Gross profit                                                        7,216                  6,752

Selling, general and administrative expenses                        3,775                  3,303
Interest expense                                                    1,838                    869
Amortization of goodwill                                              219                      0
Other expenses, net                                                     5                    579
                                                         -----------------      -----------------
Income before income taxes                                          1,379                  2,001

Income taxes                                                           21                     21
                                                         -----------------      -----------------

Net income                                                         $1,358                 $1,980
                                                         =================      =================

Comprehensive income                                               $1,358                 $1,980
                                                         =================      =================

PER SHARE DATA (BASIC AND DILUTED):
Net income (basic)                                                  $0.22                  $0.33
                                                         =================      =================

Weighted average shares outstanding (basic)                     6,062,159              6,072,256
                                                         =================      =================

Net income (diluted)                                                $0.22                  $0.33
                                                         =================      =================

Weighted average shares outstanding (diluted)                   6,078,065              6,072,256
                                                         =================      =================



                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                           For the Three Months Ended
                                                                     ---------------------------------------
                                                                       April 1, 2001         March 31, 2002
                                                                     -----------------     -----------------
                                                                       (unaudited)           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in operating activities                                    ($8,378)              ($6,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                             (170)                 (251)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net activity on revolving loan                                             8,945                 6,648
     Proceeds from subordinated debt                                              206                   234
     Principal payment on long-term debt                                         (333)                 (115)
                                                                     -----------------     -----------------
     Net cash provided by financing activities                                  8,818                 6,767
                                                                     -----------------     -----------------
Net increase (decrease) in cash                                                   270                  (245)
Cash at beginning of period                                                       596                 1,391
                                                                     -----------------     -----------------
Cash at end of period                                                            $866                $1,146
                                                                     =================     =================
Interest paid                                                                  $1,366                  $587
                                                                     =================     =================



                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of March 31, 2002.

         2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                                     December 31, 2001        March 31, 2002
                                                    --------------------     ------------------
                                                                   (in thousands)

            Finished goods                                      $14,401                $13,664
            Work in process                                       5,653                  5,451
            Raw materials and supplies                            4,588                  4,070
                                                    --------------------     ------------------
            Total inventories                                   $24,642                $23,185
                                                    ====================     ==================



         3. In February 2001, the Company, acting in its capacity as plan sponsor and policy holder, notified certain of its retirees of its decision to eliminate retiree medical and life benefits. The amended change in the post-retirement benefit plans was effective in the second quarter of fiscal 2001. The Company recognized a gain of approximately $500,000 in the first quarter of fiscal 2001 related to the termination of these benefits.

         4. The FASB's Emerging Issues Task Force (EITF) has issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for years beginning after December 15, 2001. The Company adopted EITF 00-25 in the first quarter of fiscal 2002. In accordance with the provisions of this EITF, the Company has reclassified co-op advertising expenses from selling, general and administrative expenses to net sales for the first quarter of fiscal 2001.

            In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 resulted in an increase in net income of approximately $93,000 ($0.015 per share) for the quarter ended March 31, 2002. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired.


         5. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is substantially dependent upon borrowing under its credit facility.

            The Company continues to negotiate with its bank group to finalize an extension of its existing credit facility through June 30, 2002. Short-term agreements have been executed beyond the April 30, 2002 expiration date. It is the Company's belief that it will be able to extend or replace the existing credit facility by the end of the second quarter of fiscal 2002.


            During fiscal 2001, the Company was able to extend its credit facility through April 2002. The extension was expensive in terms of both fees and the requirement that the Company explore strategic alternatives for the sale or disposition of the Company or its assets. During the second half of fiscal 2001, the Company evaluated many strategic alternatives, including the possibility of an outright sale of the Company. However, at the end of the process, the Company chose to pursue the alternative that clearly provided the highest return to stockholders. In February 2002, the Company announced its intention to pursue a recapitalization transaction with its majority stockholders. In essence, the recapitalization provides that the majority stockholders would invest up to $10 million in cash and convert $8 million of debt into an equity interest in the Company. Additionally, upon completion of the recapitalization, the holders of the Company's common stock, other than the principal holders and their affiliates, would receive rights (at the rate of 350 rights per 100 shares of common stock held as of a record date to be established) to purchase one share of the Company's common stock at $1.00 per share for each right received. In addition to the reduction of the Company's debt obligations to its majority stockholders, the Company believes this transaction will also provide it with the ability to execute a new credit facility on terms more favorable to the Company in the timeframe required under its existing credit agreement.

                  As of May 10, 2002, the Company has been unable to obtain a financing commitment to support the recapitalization transaction, announced in February 2002, or to execute a definitive purchase agreement. As a result, the Company remains in default of its existing credit facility. While the Company is working diligently to complete the recapitalization and the subsequent new credit facility, though possibly in a form different than that outlined in its February 2002 announcement, and thereby cure the default, the Company believes its existing bank group will continue to fund its operations. However, there can be no assurance as to when and if an agreement will be reached.

                  If the Company is unable to reach an agreement, its principal sources of liquidity and its ability to meet future cash requirements will be negatively impacted. This shortfall could force the Company to consider alternatives that may include negotiating further amendments to its existing credit facility, attempting to obtain loans from third party sources, asset sales, a sale of the Company, or other remedies appropriate to the circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

         The Company remains in default of its existing credit facility. Further details are outlined under Liquidity and Capital Resources below.


FORWARD-LOOKING INFORMATION

         Statements in the following discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as well as in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED APRIL 1, 2001

         Net Sales. Net sales decreased 3.6%, or $1.0 million, to $26.8 million in the first quarter of fiscal 2002 compared to $27.8 million in the comparable period of fiscal 2001. The decline in net sales was due to the absence of certain customers in the first quarter of fiscal 2002, who had purchased over $1.0 million in the first quarter of fiscal 2001, but subsequently filed for bankruptcy or liquidation. This effect was partially offset by new business the Company obtained from a few key customers.

         Gross Profit. Gross profit decreased 6.4%, or $0.5 million, to $6.7 million for the first quarter of fiscal 2002 compared to $7.2 million in the comparable period of fiscal 2001. Gross margin decreased to 25.2% for the first quarter of fiscal 2002 from 25.9% for the comparable period of fiscal 2001. The decrease in gross profit was primarily due to lower sales volume and the absence of the $0.5 million benefit recognized in the first quarter of fiscal 2001, which was the result of eliminating retiree medical and life benefits for certain of the Company's retirees. These factors were partially offset by continued cost improvements and efficiencies, primarily in the manufacturing and logistical processes of the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million, or 12.5%, to $3.3 million for the first quarter of fiscal 2002 versus $3.8 million in the comparable period of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 12.3% in the first quarter of fiscal 2002 as compared to 13.6% in the comparable period of fiscal 2001. The decrease in selling, general and administrative expenses is primarily due to lower sales support costs, in part due to lower sales volume, and reductions in employee related costs and expenses.

         Operating Profit. Operating profit remained flat at $3.4 million for the first quarter of fiscal 2002 and the comparable period of fiscal 2001.

         Interest Expense. Interest expense decreased $0.9 million, or 52.7%, to $0.9 million in the first quarter of fiscal 2002 compared to $1.8 million in the comparable period of fiscal 2001. The Company has benefited from lower debt levels and interest rates, as well as, no bank fees being charged in the first quarter of fiscal 2002.

         Amortization of Goodwill. Amortization of goodwill decreased $0.2 million, or 100.0%, in the first quarter of fiscal 2002 compared to the comparable period of fiscal 2001 due to the adoption of the new accounting rules for goodwill.

         Other Expenses, Net. Other expenses, net, increased $0.6 million, or 100.0%, in the first quarter of fiscal 2002 compared to the comparable period of fiscal 2001. In fiscal 2002, we recognized $0.6 million related to management incentives, primarily to reward directors and senior management for the success of the strategic alternative process and the performance of the Company.

         Income Before Income Taxes. Income before income taxes improved $0.6 million, or 45.1%, to a profit of $2.0 million for the first quarter of fiscal 2002 compared to $1.4 million in the comparable period of fiscal 2001. The improvement in profit was attributed primarily to the items discussed above.

         Net Income. Net income was $2.0 million for the first quarter of fiscal 2002 compared to $1.4 million in the comparable period of fiscal 2001. Net income per share (basic and diluted) was $0.33 for the first quarter of fiscal 2002 based on a weighted average number of shares outstanding of approximately
6.1 million, compared to net income per share of $0.22 (basic and diluted) for the comparable period of fiscal 2001, based on a weighted average number of shares outstanding of approximately 6.1 million.

SEASONAL AND QUARTERLY FLUCTUATIONS

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, the Company's sales tend to be greater during those months. As a result, operating results depend significantly on the spring selling season. To support this sales peak, the Company must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, inventory levels tend to be at their highest, relative to sales, during the fourth quarter of the fiscal year. These factors increase variations in quarterly results of operations and potentially expose the Company to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for products may vary substantially from the anticipated demand, leaving the Company with excess inventory or insufficient inventory to satisfy customer orders.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to negotiate with its bank group to finalize an extension of its existing credit facility through June 30, 2002. Short-term agreements have been executed beyond the April 30, 2002 expiration date. It is the Company's belief that it will be able to extend or replace the existing credit facility by the end of the second quarter of fiscal 2002.

         During fiscal 2001, the Company was able to extend its credit facility through April 2002. The extension was expensive in terms of both fees and the requirement that the Company explore strategic alternatives for the sale or disposition of the Company or its assets. During the second half of fiscal 2001, the Company evaluated many strategic alternatives, including the possibility of an outright sale of the Company. However, at the end of the process, the Company chose to pursue the alternative that clearly provided the highest return to stockholders. In February 2002, the Company announced its intention to pursue a recapitalization transaction with its majority stockholders. In essence, the recapitalization provides that the majority stockholders would invest up to $10 million in cash and convert $8 million of debt into an equity interest in the Company. Additionally, upon completion of the recapitalization, the holders of the Company's common stock, other than the principal holders and their affiliates, would receive rights (at the rate of 350 rights per 100 shares of common stock held as of a record date to be established) to purchase one share of the Company's common stock at $1.00 per share for each right received. In addition to the reduction of the Company's debt obligations to its majority stockholders, the Company believes this transaction will also provide it with the ability to execute a new credit facility on terms more favorable to the Company in the timeframe required under its existing credit agreement.

         As of May 10, 2002, the Company has been unable to obtain a financing commitment to support the recapitalization transaction, announced in February 2002, or to execute a definitive purchase agreement. As a result, the Company remains in default of its existing credit facility. While the Company is working diligently to complete the recapitalization and the subsequent new credit facility, though possibly in a form different than that outlined in its February 2002 announcement, and thereby cure the default, the Company believes its existing bank group will continue to fund its operations. However, there can be no assurance as to when and if an agreement will be reached.

         If the Company is unable to reach an agreement, its principal sources of liquidity and its ability to meet future cash requirements will be negatively impacted. This shortfall could force the Company to consider alternatives that may include negotiating further amendments to its existing credit facility, attempting to obtain loans from third party sources, asset sales, a sale of the Company, or other remedies appropriate to the circumstances.

EFFECTS OF INFLATION

         The Company is adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The Company believes that the effects of inflation on operations have not been material between the first quarter of fiscal 2002 and the comparable period of fiscal 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION AND INTEREST RATES

         The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation in the near term. A material change in interest rates could have an impact on the Company's financial results as it is presently paying a variable interest rate on its outstanding debt. In July 2001, the Company entered into the sixteenth amendment of its existing credit facility (the "Amended Facility"). The Amended Facility provides for a $35 million revolving credit facility from January 1 through July 30 of each year; $25 million from July 31 through October 31; and $30 million from November 1 through December 31. In connection with the Amended Facility, the interest rate charged on outstanding borrowings was increased from LIBOR plus 3.5% to LIBOR plus 4.0%.

                           PART II. OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The Company continues to negotiate with its bank group to finalize an extension of its existing credit facility through June 30, 2002. Currently, the existing credit facility consists of a $35 million revolving credit plus a $14.5 million acquisition loan. Short-term agreements have been executed beyond the April 30, 2002 expiration date. It is the Company's belief that it will be able to extend or replace the existing credit facility by the end of the second quarter of fiscal 2002.

         During fiscal 2001, the Company was able to extend its credit facility through April 2002. The extension was expensive in terms of both fees and the requirement that the Company explore strategic alternatives for the sale or disposition of the Company or its assets. During the second half of fiscal 2001, the Company evaluated many strategic alternatives, including the possibility of an outright sale of the Company. However, at the end of the process, the Company chose to pursue the alternative that clearly provided the highest return to stockholders. In February 2002, the Company announced its intention to pursue a recapitalization transaction with its majority stockholders. In essence, the recapitalization provides that the majority stockholders would invest up to $10 million in cash and convert $8 million of debt into an equity interest in the Company. Additionally, upon completion of the recapitalization, the holders of the Company's common stock, other than the principal holders and their affiliates, would receive rights (at the rate of 350 rights per 100 shares of common stock held as of a record date to be established) to purchase one share of the Company's common stock at $1.00 per share for each right received. In addition to the reduction of the Company's debt obligations to its majority stockholders, the Company believes this transaction will also provide it with the ability to execute a new credit facility on terms more favorable to the Company in the timeframe required under its existing credit agreement.

         As of May 10, 2002, the Company has been unable to obtain a financing commitment to support the recapitalization transaction, announced in February 2002, or to execute a definitive purchase agreement. As a result, the Company remains in default of its existing credit facility. Currently, the Company is paying a default interest rate premium of 200 basis points. While the Company is working diligently to complete the recapitalization and the subsequent new credit facility, though possibly in a form different than that outlined in its February 2002 announcement, and thereby cure the default, the Company believes its existing bank group will continue to fund its operations. However, there can be no assurance as to when and if an agreement will be reached.

         If the Company is unable to reach an agreement, its principal sources of liquidity and its ability to meet future cash requirements will be negatively impacted. This shortfall could force the Company to consider alternatives that may include negotiating further amendments to its existing credit facility, attempting to obtain loans from third party sources, asset sales, a sale of the Company, or other remedies appropriate to the circumstances.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

                  On February 5, 2002, the Company filed with the SEC a report on Form 8-K dated February 2, 2002 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACORN PRODUCTS, INC.


Date:  May 10, 2002                   By:   /s/  A. Corydon Meyer
                                           -------------------------------------
                                           A. Corydon Meyer, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date:  May 10, 2002                   By:   /s/  John G. Jacob
                                           -------------------------------------
                                           John G. Jacob, Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)