Form 10-Q
period 2002-06-30
ACORN PRODUCTS INC
filed 2002-08-09
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES X   NO
                                                      ----   -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,397,374 shares of Common Stock, $.001 par value, were outstanding at August 1, 2002.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2001, June 30, 2002 and July 1, 2001

                      Consolidated Statements of Operations for the Three Months                     4
                           and Six Months Ended July 1, 2001 and June 30, 2002

                      Consolidated Statements of Cash Flows for the Six Months                       5
                           Ended July 1, 2001 and June 30, 2002

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  8
                      Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                  13

         Signatures                                                                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           December 31, 2001  June 30, 2002    July 1, 2001
                                                                           -----------------  --------------  ---------------
                                                                               (Audited)       (Unaudited)     (Unaudited)
ASSETS
Current assets:
Cash                                                                             $  1,391         $  1,598         $  1,447
Accounts receivable, less allowance for doubtful accounts
   and sales allowances ($1,290, $1,337 and $2,561, respectively)                  10,831           16,097           21,682
Inventories, less reserves for excess and obsolete inventory
   ($1,042, $1,381 and $833, respectively)                                         24,642           20,094           20,053
Prepaids and other current assets                                                     358            3,328              313
                                                                                 --------         --------         --------
   Total current assets                                                            37,222           41,117           43,495
Property, plant and equipment, net of accumulated depreciation                     11,568           10,707           12,646
Goodwill, net of accumulated amortization                                          11,808           11,808           26,375
Deferred financing fees                                                                 0            1,787                0
Other assets                                                                          554              553              645
                                                                                 --------         --------         --------
   Total assets                                                                  $ 61,152         $ 65,972         $ 83,161
                                                                                 ========         ========         ========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                        $ 18,132         $ 13,435         $ 23,583
Acquisition facility and junior participation notes                                22,348                0           22,231
Accounts payable                                                                    5,890            5,232            5,151
Accrued expenses                                                                    7,923            6,499            6,414
Income taxes payable                                                                   45               45               44
Other current liabilities                                                              76               25              208
                                                                                 --------         --------         --------
   Total current liabilities                                                       54,414           25,236           57,631
Term loan facility                                                                      0           12,500                0
12% convertible notes                                                                   0           10,600                0
Other long term liabilities                                                           676              728            2,340
                                                                                 --------         --------         --------
   Total liabilities                                                               55,090           49,064           59,971
Series A redeemable preferred stock                                                     0            8,272                0
Redeemable common stock                                                                 0              160                0
Stockholders' equity:
Common stock, par value of $.001 per share, 20,000,000 shares authorized,
   6,464,105 shares issued, and 6,062,359, 6,397,374 and 6,062,159 shares
  outstanding at December 31, 2001, June 30, 2002 and July 1, 2001                 78,262           78,179           78,262
Contributed capital-stock options                                                     460              460              460
Accumulated other comprehensive loss                                               (2,121)          (2,121)          (1,551)
Retained earnings (deficit)                                                       (68,278)         (65,871)         (51,720)
                                                                                 --------         --------         --------
                                                                                    8,323           10,647           25,451
Common stock in treasury, 401,746, 385,840 and 401,946 shares
   at December 31, 2001, June 30, 2002 and July 1, 2001                            (2,261)          (2,171)          (2,261)
                                                                                 --------         --------         --------
   Total stockholders' equity                                                       6,062            8,476           23,190
                                                                                 --------         --------         --------
   Total liabilities, redeemable stock and stockholders' equity                  $ 61,152         $ 65,972         $ 83,161
                                                                                 ========         ========         ========




                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      For the Three Months Ended            For the Six Months Ended
                                                    -------------------------------      -------------------------------
                                                    July 1, 2001    June 30, 2002        July 1, 2001    June 30, 2002
                                                    -------------   ---------------      -------------   ---------------
                                                    (Unaudited)      (Unaudited)          (Unaudited)      (Unaudited)
Net sales                                           $    28,752         $    26,655        $    56,593        $    53,490
Cost of goods sold                                       23,291              20,236             43,916             40,319
                                                    -----------         -----------        -----------        -----------
Gross profit                                              5,461               6,419             12,677             13,171

Selling, general and administrative expenses              3,971               3,418              7,749              6,721
Interest expense                                          1,730                 949              3,568              1,818
Amortization of goodwill                                    218                   0                438                  0
Other expenses, net                                           0               1,599                  0              2,178
                                                    -----------         -----------        -----------        -----------

Income (loss) before income taxes                          (458)                453                922              2,454

Income taxes                                                 21                  21                 42                 42
                                                    -----------         -----------        -----------        -----------

Net income (loss)                                          (479)                432                880              2,412

Preferred stock dividends                                     0                   5                  0                  5
                                                    -----------         -----------        -----------        -----------

Net income (loss) attributable to
   common shareholders                              ($      479)        $       427        $       880        $     2,407
                                                    ===========         ===========        ===========        ===========

Comprehensive income (loss)                         ($      479)        $       432        $       880        $     2,412
                                                    ===========         ===========        ===========        ===========

PER COMMON SHARE DATA (BASIC AND DILUTED):

Net income (loss) per common share - basic          ($     0.08)        $      0.07        $      0.15        $      0.40
                                                    ===========         ===========        ===========        ===========

Weighted average common shares
   outstanding - basic                                6,062,159           6,092,292          6,062,159          6,082,329
                                                    ===========         ===========        ===========        ===========

Net income (loss) per common share - diluted        ($     0.08)        $      0.07        $      0.14        $      0.40
                                                    ===========         ===========        ===========        ===========

Weighted average common shares
   outstanding - diluted                              6,062,159           6,092,292          6,078,065          6,082,329
                                                    ===========         ===========        ===========        ===========





                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             For the Six Months Ended
                                                         ---------------------------------
                                                          July 1, 2001     June 30, 2002
                                                          ------------    --------------
                                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in operating activities                  ($ 2,603)        ($ 1,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net            (417)            (444)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net activity on revolving loan                            3,797           (4,697)
     Net activity on term loans and notes                       (339)          (3,363)
     Proceeds from 12% convertible notes                           0           10,600
     Proceeds from subordinated debt                             413                0
                                                            --------         --------
     Net cash provided by financing activities                 3,871            2,540
                                                            --------         --------
Net increase in cash                                             851              207
Cash at beginning of period                                      596            1,391
                                                            --------         --------
Cash at end of period                                       $  1,447         $  1,598
                                                            ========         ========
Interest paid                                               $  2,758         $  3,427
                                                            ========         ========




                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of June 30, 2002.

         2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                  December 31, 2001   June 30, 2002     July 1, 2001
                                  -----------------   -------------     ------------
                                                     (in thousands)
Finished goods                           $14,401         $11,619         $10,655
Work in process                            5,653           4,401           5,733
Raw materials and supplies                 4,588           4,074           3,665
                                         -------         -------         -------
Total inventories                        $24,642         $20,094         $20,053
                                         =======         =======         =======


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

         4. The FASB's Emerging Issues Task Force (EITF) has issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for years beginning after December 15, 2001. The Company adopted EITF 00-25 in the first quarter of fiscal 2002. In accordance with the provisions of this EITF, the Company has reclassified co-op advertising expenses from selling, general and administrative expenses to net sales for the second quarter and the first six months of fiscal 2001.

                  In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 resulted in an increase in net income of approximately $218,000, or $0.04 per share, for the quarter ended June 30, 2002 and $438,000, or $0.07 per share, for the six months ended June 30, 2002. The Company has performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, at June 30, 2002, certain market conditions indicate that an impairment may exist at that date. Accordingly, pursuant to Statement No. 142, the Company expects to perform the next phase of the impairment evaluations during the second half of the fiscal year. The net book value of goodwill at June 30, 2002 was $11,808,000.

         5. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is substantially dependent upon borrowing under its credit facility.

                  On June 28, 2002, the Company entered into a recapitalization transaction, obtaining a new $10.0 million investment from its majority stockholders representing funds and accounts managed by TCW Special Credits and Oaktree Capital Management, LLC (the "Principal Holders"). The Company also entered into a new $45.0 million credit facility, agented by CapitalSource Finance, LLC (the "Lender"), consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The Lender's facility terminates initially in December 2004 which is automatically extended to June 2007 upon completion of an offering of common shares to minority shareholders (the "Rights Offering") and conversion of certain convertible notes and preferred stock described below. The majority of the proceeds from this transaction went to pay off borrowings under the Company's previous credit facility ($33.7 million was borrowed as of June 27, 2002), that otherwise expired on June 30, 2002. At June 30, 2002, the Company had $6.7 million available to borrow under its new credit facility.

                  In conjunction with the new facility, the Company issued to the Lender 319,109 shares of its common stock on June 28, 2002, the value of which has been included in deferred financing fees and redeemable common stock in the balance sheet. Moreover, the Company is committed to issue to the Lender additional shares of common stock upon completion of the Rights Offering. In connection with a future termination in full of this new credit facility, the Lender has the right to require the Company to repurchase all the shares issued to such Lender at a price per share that is dependent on certain measures of cash flow, debt and cash at a future date. As of June 28, 2002, the Company's theoretical repurchase obligation on account of all shares issued to the Lender was approximately $0.2 million. Under the Company's commitment to issue additional shares of common stock to the Lender, the theoretical repurchase obligation could increase up to $1.2 million.

                  As part of the recapitalization transaction, the Principal Holders purchased for cash from the Company $10,000,000 principal amount of 12% Convertible Notes due June 15, 2005 (the "Convertible Notes"). Upon the closing of the Rights Offering, the Convertible Notes will be converted into shares of the Company's common stock at the Rights Offering price of $0.50 per share, expected to be completed during the fourth quarter of fiscal 2002.

                  The recapitalization transaction also caused the Principal Holders to receive 822.6696 shares of newly-issued Series A Preferred Stock, $10,000 per share liquidation preference (the "Preferred Stock"), in exchange for all of their previously existing and outstanding interests in the 12% Junior Participation Notes (the "Junior Participation Notes") of UnionTools, Inc., the Company's subsidiary, which represented the total amount of principal and accrued interest on the Junior Participation Notes. The Preferred Stock has an initial aggregate liquidation preference equal to $8,226,696 and accrues dividends at a 12% annual rate. The Preferred Stock becomes mandatorily convertible into common stock at the Rights Offering price upon the closing of the Rights Offering based on the liquidation preference and accrued dividends owing thereon as of the closing date of the Rights Offering.

                  The Rights Offering, the conversion of the Preferred Stock and the conversion of the Convertible Notes are conditioned on the receipt of stockholder approval of the transactions. To the extent that stockholder approval is not obtained for the foregoing transactions, (1) the Preferred Stock shall not convert into common stock but instead shall have an initial investment value of 200% of the initial liquidation preference (the "Investment Value") which shall increase based upon the amount of unpaid dividends, accreted at an effective annual rate of 19% from the date of issuance and the Preferred Stock shall be mandatorily redeemable at June 15, 2005; and (2) the Convertible Notes shall not convert into common stock, but instead shall remain outstanding and the interest rate shall increase to 19% retroactive from the date of issuance of the Convertible Notes. The Principal Holders have agreed to vote their shares in favor of the foregoing transactions and as such the Company believes it is unlikely that the Preferred Stock and Convertible Notes will not be converted into common stock unless a material adverse change shall have occurred prior to the consummation of the Rights Offering (which shall include an actual or prospective default under the Company's debt agreements and the actual or threatened loss of a key employee). If such a material adverse change were to occur, the Principal Holders will not be required to convert the Preferred Stock or Convertible Notes and the terms of the Preferred Stock and Convertible Notes will change to the same terms described above in the case where stockholder approval of the transactions is not obtained.

                  The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company continues to finance these needs through internally generated cash flow and funds borrowed under the credit facility. The Company believes that the liquidity provided by the recapitalization transaction and new credit facility will be sufficient to move through its operating cycle.

         6. Restructuring. During the second quarter of 2002, the Company implemented a restructuring plan to relocate its primary distribution center from Columbus, Ohio to Louisville, Kentucky. The total cost of the plan is estimated at $600,000, which is comprised of severance costs of $300,000 associated with 40 terminated distribution center associates and $300,000 in lease termination costs, and is included in Other Expenses, net, in the Consolidated Statements of Operations. Payments associated with severance costs are expected to be made in the third quarter of 2002 and lease termination payments are expected to be paid through the first quarter of 2003. There has not yet been any payments related to these restructuring items as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

         Statements in the following discussion that indicate our Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JULY 1, 2001

         Net Sales. Net sales decreased 7.3%, or $2.1 million, to $26.7 million in the second quarter of fiscal 2002 compared to $28.8 million in the comparable period of fiscal 2001. The decline in net sales was due to a softer demand for our products and the absence of certain customers due to bankruptcy or liquidation, who accounted for $1.0 million of net sales in the second quarter of fiscal 2001. The softer demand for long handled tools was a result of cold spring weather, not conducive to gardening or general yard work, and general economic conditions which have unfavorably affected our industrial business activity. This effect was partially offset by new business gains in the sale of wheelbarrows and in our custom injection molding facility.

         Gross Profit. Gross profit increased 17.5%, or $0.9 million, to $6.4 million for the second quarter of fiscal 2002 compared to $5.5 million in the comparable period of fiscal 2001. Gross margin increased to 24.1% for the second quarter of fiscal 2002 from 19.0% for the comparable period of fiscal 2001. The increase in gross profit and gross margin was due to continued cost improvements and efficiencies in our manufacturing and logistical processes.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 13.9%, to $3.4 million for the second quarter of fiscal 2002 versus $4.0 million in the comparable period of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 12.8% in the second quarter of fiscal 2002 as compared to 13.8% in the comparable period of fiscal 2001. The decrease in selling, general and administrative expenses is primarily due to lower sales support costs, in part due to lower sales volume, an increase in information technology costs as a component of product cost, and reductions in employee related costs and other discretionary expenses.

         Operating Profit. Operating profit increased $1.5 million, or 101.4%, to $3.0 million for the second quarter of fiscal 2002 versus $1.5 million in the comparable period of fiscal 2001. The increase in operating profit is attributable primarily to the items discussed above.

         Interest Expense. Interest expense decreased $0.8 million, or 45.1%, to $0.9 million in the second quarter of fiscal 2002 compared to $1.7 million in the comparable period of fiscal 2001. We have benefited from lower debt levels and interest rates.

         Amortization of Goodwill. Amortization of goodwill decreased $0.2 million, or 100.0%, in the second quarter of fiscal 2002 compared to the comparable period of fiscal 2001 due to the adoption of the new accounting rules for goodwill.

         Other Expenses, Net. Other expenses, net, of $1.6 million were incurred in the second quarter of fiscal 2002 as a result of $0.9 million incurred with respect to investment banking and other costs associated with the strategic alternative process initiated in fiscal 2001 and $0.6 million related to the relocation of our primary distribution center from Columbus, Ohio to Louisville, Kentucky. The Louisville distribution center will provide additional cost savings estimated to be approximately $1.0 million in annualized savings once it is fully functional, which is expected by the end of the third quarter of fiscal 2002.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes improved $0.9 million to a profit of $0.4 million for the second quarter of fiscal 2002 compared to a loss of $0.5 million in the comparable period of fiscal 2001. The improvement in income is attributable primarily to the items discussed above.

         Income Taxes. We have not recognized any federal or state income tax liability as we expect to utilize a portion of our $76.9 million net operating loss carryforwards to offset any taxable income for this year.

         Net Income (Loss). Net income and net income (loss) attributable to common shareholders was $0.4 million for the second quarter of fiscal 2002 compared to a loss of $0.5 million in the comparable period of fiscal 2001. Net income per common share (basic and diluted) was $0.07 for the second quarter of fiscal 2002 based on a weighted average number of common shares outstanding of approximately 6.1 million, compared to net loss per common share of $0.08 (basic and diluted) for the comparable period of fiscal 2001, based on a weighted average number of common shares outstanding of approximately 6.1 million.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JULY 1, 2001

         Net Sales. Net sales decreased 5.5%, or $3.1 million, to $53.5 million in the first six months of fiscal 2002 compared to $56.6 million in the comparable period of fiscal 2001. The decline in net sales was due to the absence of certain customers in the first six months of fiscal 2002, who had purchased approximately $2.0 million in the first six months of fiscal 2001, but subsequently filed for bankruptcy or liquidation. In addition, we experienced softer demand for our products due to general economic conditions and cold spring weather in the second quarter of fiscal 2002. This effect was partially offset by new business we obtained from a few key customers.

         Gross Profit. Gross profit increased 3.9%, or $0.5 million, to $13.2 million for the first six months of fiscal 2002 compared to $12.7 million in the comparable period of fiscal 2001. Gross margin increased to 24.6% for the first six months of fiscal 2002 from 22.4% for the comparable period of fiscal 2001. The increase is primarily due to continued cost improvements and efficiencies in our manufacturing and logistical processes.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.0 million, or 13.3%, to $6.7 million for the first six months of fiscal 2002 versus $7.7 million in the comparable period of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 12.6% in the first six months of fiscal 2002 as compared to 13.7% in the comparable period of fiscal 2001. The decrease in selling, general and administrative expenses is primarily due to lower sales support costs, in part due to lower sales volume, an increase in information technology costs as a component of product cost, and reductions in employee related costs and other discretionary expenses.

         Operating Profit. Operating profit increased 30.9%, or $1.6 million, to $6.5 million for the first six months of fiscal 2002 compared to $4.9 million in the comparable period of fiscal 2001. The increase in operating profit is attributable primarily to the items discussed above.

         Interest Expense. Interest expense decreased $1.8 million, or 49.1%, to $1.8 million in the first six months of fiscal 2002 compared to $3.6 million in the comparable period of fiscal 2001. We have benefited from lower debt levels and interest rates.

         Amortization of Goodwill. Amortization of goodwill decreased $0.4 million, or 100.0%, in the first six months of fiscal 2002 compared to $0.4 million in the comparable period of fiscal 2001 due to the adoption of the new accounting rules for goodwill.

         Other Expenses, Net. Other expenses, net, of $2.2 million were incurred in the first six months of fiscal 2002. In the first quarter of fiscal 2002, we incurred $0.6 million with respect to restricted stock and director bonuses for the success of the strategic alternative process and our performance. In the second quarter of fiscal 2002, we incurred $0.9 million related to investment banking and other costs associated with the strategic alternative process initiated in fiscal 2001. Also in the second quarter of fiscal 2002, we incurred $0.6 million related to the relocation of our primary distribution center from Columbus, Ohio to Louisville, Kentucky. The Louisville distribution center will provide additional cost savings estimated to be approximately $1.0 million in annualized savings once it is fully functional, which is expected by the end of the third quarter of fiscal 2002.

         Income Before Income Taxes. Income before income taxes improved $1.5 million, or 166.2%, to a profit of $2.5 million for the first six months of fiscal 2002 compared to a profit of $0.9 million in the comparable period of fiscal 2001. The improvement in profit is attributable primarily to the items discussed above.

         Income Taxes. We have not recognized any federal or state income tax liability as we expect to utilize a portion of our $76.9 million net operating loss carryforwards to offset any taxable income for this year.

         Net Income. Net income and net income attributable to common shareholders increased 174.1%, or $1.5 million, to a profit of $2.4 million for the first six months of fiscal 2002 compared to a profit of $0.9 million in the comparable period of fiscal 2001. Net income per common share (basic and diluted) was $0.40 for the first six months of fiscal 2002 based on a weighted average number of common shares outstanding of approximately 6.1 million, compared to net income per common share of $0.15 (basic) and $0.14 (diluted) for the comparable period of fiscal 2001, based on a weighted average number of common shares outstanding of approximately 6.1 million.

SEASONAL AND QUARTERLY FLUCTUATIONS

         The lawn and garden industry is seasonal in nature, with a high proportion of sales and operating income generated in January through May. Accordingly, our sales tend to be greater during those months. As a result, operating results depend significantly on the spring selling season. To support this sales peak, we must anticipate demand and build inventories of finished goods throughout the fall and winter. Accordingly, inventory levels tend to be at their highest, relative to sales, during the fourth quarter of the fiscal year. These factors increase variations in quarterly results of operations and potentially expose us to greater adverse effects of changes in economic and industry trends. Moreover, actual demand for products may vary substantially from the anticipated demand, leaving us with excess inventory or insufficient inventory to satisfy customer orders.

LIQUIDITY AND CAPITAL RESOURCES

         On June 28, 2002, we entered into a recapitalization transaction with our Principal Holders, and entered into a new $45.0 million credit facility. The majority of the proceeds from this transaction went to pay off borrowings under our previous credit facility ($33.7 million), that otherwise was due to expire on June 30, 2002. At June 30, 2002, we had $6.7 million available to borrow under our new credit facility.

NEW CREDIT FACILITY

         In June 2002, we entered into a five-year, $45.0 million credit facility, agented by CapitalSource Finance, LLC, consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The Lender's facility terminates initially in December 2004, but automatically extends to June 2007 upon completion of the Rights Offering and conversion of certain convertible notes and preferred stock described below.

         In conjunction with the new facility, we issued to the Lender 319,109 shares of our common stock on June 28, 2002, the value of which has been included in deferred financing fees and redeemable common stock in the balance sheet. Moreover, we are committed to issue to the Lender additional shares of common stock upon completion of the Rights Offering. In connection with a future termination in full of this new credit facility, the Lender has the right to require us to repurchase all the shares issued to such Lender at a price per share that is dependent on certain measures of cash flow, debt and cash at a future date. As of June 28, 2002, our theoretical repurchase obligation on account of all shares issued to the Lender was approximately $0.2 million. Under our commitment to issue additional shares of common stock to the Lender, the theoretical repurchase obligation could increase up to $1.2 million.

SALE OF CONVERTIBLE NOTES

         The Principal Holders purchased for cash from us $10,000,000 principal amount of 12% Convertible Notes due June 15, 2005. Upon the closing of the Rights Offering, the Convertible Notes will be converted into shares of our common stock at the Rights Offering price of $0.50 per share, expected to be completed during the fourth quarter of fiscal 2002. To the extent that stockholder approval is not obtained for the foregoing transactions, the Convertible Notes shall not convert into common stock, but instead shall remain outstanding and the interest rate shall increase to 19% retroactive from the date of issuance of the Convertible Notes.


NOTE EXCHANGE

         The Principal Holders received 822.6696 shares of newly-issued Series A Preferred Stock, $10,000 per share liquidation preference (the "Preferred Stock"), in exchange for all of their previously existing and outstanding interests in the 12% Junior Participation Notes of UnionTools, Inc., our subsidiary, which represented the total amount of principal and accrued interest on the Junior Participation Notes.

PREFERRED STOCK

         The Preferred Stock has an initial aggregate liquidation preference equal to $8,226,696 and accrues dividends at a 12% annual rate. The Preferred Stock becomes mandatorily convertible into common stock at the Rights Offering price upon the closing of the Rights Offering (as discussed below) based on the liquidation preference and accrued dividends owing thereon as of the closing date of the Rights Offering. The Rights Offering (and the conversion of the Preferred Stock and the Convertible Notes) are conditioned on the receipt of stockholder approval of the transactions. To the extent that stockholder approval is not obtained for the foregoing transactions, the Preferred Stock shall not convert into common stock but instead shall have an initial investment value of 200% of the initial liquidation preference (the "Investment Value") which shall increase based upon the amount of unpaid dividends. Such Investment Value shall accrete at an effective annual rate of 19% from the date of issuance and the Preferred Stock shall be mandatorily redeemable at June 15, 2005. The Principal Holders have agreed to vote their shares in favor of the foregoing transactions and as such it is unlikely that the Preferred Stock will not be converted into common stock unless a material adverse change shall have occurred prior to the consummation of the Rights Offering (which shall include an actual or prospective default under our debt agreements and the actual or threatened loss of a key employee).

PRO FORMA IMPACT OF RECAPITALIZATION AFTER COMPLETION OF THE RIGHTS OFFERING

         We are pursuing stockholder approval and the Rights Offering, expected to be completed in the fourth quarter of fiscal 2002. The following table shows the effect, at June 30, 2002, as if stockholder approval and the Rights Offering had already been completed (assuming no proceeds are received from the Rights Offering). To the extent shares are sold in the Rights Offering, the net proceeds must be applied to reduce up to $600,000 of redeemable common stock, with the next $500,000 paid to us and amounts greater than $1.1 million to reduce the long-term debt. While we expect the full transaction to be completed, there can be no assurance as to when and if the transaction will be finalized.

                                                            June 30, 2002
                                                            -------------
                                                      Actual           Pro Forma
                                                      ------           ---------
         Long-Term Debt and Notes                    $23,100            $12,500
         Series A Redeemable Preferred Stock           8,272                  0
         Redeemable Common Stock                         160              1,847
         Stockholders' Equity                          8,476             26,748


EFFECTS OF INFLATION

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. We believe that the effects of inflation on operations have not been material between the first six months of fiscal 2002 and the comparable period of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION AND INTEREST RATES

         We have not been significantly affected by inflation in recent years and anticipate that we will not be significantly affected by inflation in the near term. A material change in interest rates could have an impact on our financial results as we are presently paying a variable interest rate on our outstanding debt. On June 28, 2002, we entered into a five-year, $45.0 million credit facility. In connection with the facility, the interest rate charged on outstanding borrowings is prime plus 5.0% for the term loan and prime plus 3.0% for the revolving line of credit.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS.

                        Exhibit No.                    Description

                           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

                           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

         (b)      REPORTS ON FORM 8-K.

                  On June 6, 2002, we filed with the SEC a report on Form 8-K dated May 29, 2002 (Items 5 and 7).

                  On June 17, 2002, we filed with the SEC a report on Form 8-K dated June 13, 2002 (Items 5 and 7).

                  On July 2, 2002, we filed with the SEC a report on Form 8-K dated June 28, 2002 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACORN PRODUCTS, INC.


Date:  August 9, 2002             By:   /s/  A. Corydon Meyer
                                       ----------------------------------------
                                       A. Corydon Meyer, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date:  August 9, 2002             By:   /s/  John G. Jacob
                                       ----------------------------------------
                                       John G. Jacob, Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)