Form 10-K/A
period 2001-12-31
ACORN PRODUCTS INC
filed 2002-10-17
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               FORM 10-K/A No. 1


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

         As of April 5, 2002, 6,078,265 shares of our common stock, par value $.001 per share, were outstanding.

                                                  TABLE OF CONTENTS

                                                     DESCRIPTION                                           PAGE
                                                     -----------                                           ----
Part I

     Item 1.    Business.............................................................................         3

     Item 2.    Properties...........................................................................         9

     Item 3.    Legal Proceedings....................................................................         9

     Item 4.    Submission of Matters to a Vote of Security Holders..................................         9


Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............        10

     Item 6.    Selected Financial Data .............................................................        10

     Item 7.    Management's Discussion and Analysis of Financial Condition and

                Results of Operations................................................................        15

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................        28

     Item 8.    Financial Statements and Supplementary Data .........................................        28


     Item 9.    Changes In and Disagreements With Accountants on Accounting and

                Financial Disclosure.................................................................        28


Part III


     Item 10.   Directors and Executive Officers of the Registrant...................................        29

     Item 11.   Executive Compensation...............................................................        31

     Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................        35

     Item 13.   Certain Relationships and Related Transactions.......................................        37


Part IV


     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................        39

Signatures      .....................................................................................        43

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
  of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer..................................        44

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
  of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer..................................        45


Financial Statements.................................................................................       F-1

Schedules to Financial Statements....................................................................       S-1

                                     PART I

ITEM 1.   BUSINESS



         As used in this Annual Report on Form 10-K/A and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Acorn Products, Inc. and its subsidiaries UnionTools, Inc. ("UnionTools"), Hawthorne Tools, Inc. (formerly H.B. Sherman Manufacturing Company, Inc.), and Pinetree Tools, Inc. (formerly UnionTools Watering Products, Inc.). References to fiscal years 1997, 1998, and 1999 reflect the fiscal year ended on the Friday closest to July 31 of the applicable year (e.g., "fiscal 1999" reflects the fiscal year ended July 30, 1999). References to transition year 1999 reflect the five-month period ended December 31, 1999 ("transition 1999"). References to calendar year 1999 reflect the calendar year period ended December 31, 1999 ("calendar 1999"). References to fiscal years 2000 and 2001 reflect the fiscal year period ended on December 31 of the applicable year. As used in this Annual Report on Form 10-K/A, "Ace Hardware" refers to Ace Hardware Corporation, "Home Depot" refers to The Home Depot, Inc., "Lowe's" refers to Lowe's Companies, Inc., "Mid-States" refers to Mid-States Distributing Company, Inc., "Oklahoma Rig" refers to Oklahoma Rig & Supply Company, Inc., "Orgill" refers to Orgill, Inc., "Sears" refers to Sears, Roebuck & Company, "Tractor Supply" refers to Tractor Supply Company, Inc., "Wal-Mart" refers to Wal-Mart Stores, Inc., and "White Cap" refers to White Cap Pro-Contractor Supplier. Our primary registered trademarks include: Landscape Gardener(R), Perfect Cut(R), Razor-Back(R), SNOFORCE(R), Union(R), Union Pro(R), UnionTools(R), and Yard `n Garden(R). Craftsman(R)and Sears(R)are registered trademarks of Sears. Scotts(R)is a registered trademark of The Scotts Company.



FORWARD-LOOKING INFORMATION


         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions. In the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statement on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K/A or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 28, 1998, and on November 12, 1999, and as the same may be amended from time to time.


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



         We also have an Internet web site at www.uniontools.com which provides consumers with product information, dealer locations, and customer service contacts. In addition, customers can download Company information, catalogs, and line art and photographs for use in advertisements. The reference to our web site address does not constitute incorporation by reference of the information contained on our web site, so you should not consider any information on our web site to be a part of this Annual Report on Form 10-K/A.



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



         Our largest customer is Sears, which includes Sears' Orchard Supply division. We have been a continuous supplier to Sears for more than eighty years and the primary supplier of long handle tools to Sears for more than fifty years. Home Depot is another major customer and we have been a supplier to them since 1997. Sears and Home Depot together account for 33% of gross sales. Our ten largest customers accounted for approximately 53% of gross sales during calendar 1999, 53% of gross sales during fiscal 2000, and 57% of gross sales during fiscal 2001. Most of our major customers are on electronic data interchange (EDI) systems.



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

ITEM 6.   SELECTED FINANCIAL DATA


         We have derived the selected consolidated financial data for fiscal 1997, fiscal 1998, fiscal 1999, fiscal 2000, and fiscal 2001 from our audited consolidated financial statements. We have derived the selected consolidated financial data for calendar 1999 from our unaudited consolidated financial statements. Certain amounts from prior years have been reclassified to conform to the fiscal 2001 presentation. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K/A.




                                               Fiscal Year Ended (except calendar year ended 12/31/1999)
                                                          (In thousands, except per share data)
                                    ---------------------------------------------------------------------------------
                                    08/01/1997    07/31/1998    07/30/1999    12/31/1999   12/31/2000    12/31/2001
                                    ------------  ------------ ------------- -------------------------- -------------
                                                                              (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net sales                              $105,303      $112,667      $117,431      $118,413     $116,591       $93,482
Cost of goods sold                       78,274        87,389        97,166       102,376       94,464        70,404
                                    ------------  ------------ ------------- ------------- ------------ -------------
Gross profit                             27,029        25,278        20,265        16,037       22,127        23,078

Selling, general and                     18,293        20,033        22,651        23,448       22,052        17,329
  administrative expenses
Interest expense                          7,176         2,560         3,401         4,097        6,947         5,895
Amortization of intangibles                 837           917         1,087         1,091          974           876
Asset impairment(6)                           0             0             0         2,800        4,402        14,130
Other expenses, net(1)                    1,548           259         3,321         5,080        1,640           443
                                    ------------  ------------ ------------- ------------- ------------ -------------
Income (loss) from continuing              (825)        1,509       (10,195)      (20,479)     (13,888)      (15,595)
  operations before income taxes
Income taxes                                134           230           145           755           80            84
                                    ------------  ------------ ------------- ------------- ------------ -------------
Income (loss) from continuing              (959)        1,279       (10,340)      (21,234)     (13,968)      (15,679)
  operations
Loss from discontinued
  operations(2)                           (9,920)            0          (936)         (921)           0             0
                                    ------------  ------------ ------------- ------------- ------------ -------------
Net income (loss)                      ($10,879)       $1,279      ($11,276)     ($22,155)    ($13,968)     ($15,679)
                                    ============  ============ ============= ============= ============ =============

Income (loss) from continuing            ($0.48)        $0.20        ($1.64)       ($3.45)      ($2.31)       ($2.59)
  operations per share
  (basic and diluted)
Weighted average number of            1,985,758     6,464,105     6,313,527     6,146,617    6,057,360     6,062,224
  shares outstanding

OTHER DATA:
Gross margin                              25.7%         22.4%         17.3%         13.5%        19.0%         24.7%
Adjusted EBITDA(3)(4)                    $9,840        $7,939       ($1,189)      ($7,584)      $2,714        $9,045
Interest expense                          7,176         2,560         3,401         4,097        6,947         5,895
Asset impairment                              0             0             0         2,800        4,402        14,130
Depreciation and amortization             3,489         3,870         5,605         5,998        5,253         4,615
Income taxes                                134           230           145           755           80            84
Loss from discontinued operations        (9,920)            0          (936)         (921)           0             0
                                    ------------  ------------ ------------- ------------- ------------ -------------
Net income (loss)                      ($10,879)       $1,279      ($11,276)     ($22,155)    ($13,968)     ($15,679)
                                    ============  ============ ============= ============= ============ =============
Net cash provided by (used in)
  operating activities                  ($5,120)        ($233)       $1,359       ($4,743)      $4,056        $3,362
Net cash provided by (used in)
  investing activities                  ($2,592)     ($13,418)     ($4,935)       ($5,343)      $2,528       ($1,211)
Net cash provided by (used in)
  financing activities                   $8,719       $13,382        $3,558        $9,864      ($7,314)      ($1,356)

BALANCE SHEET DATA:
Working capital from                    $26,909       $30,645       $15,118       $10,702       $5,690        $5,156
  continuing operations(5)
Total assets                             98,890       112,633       108,867       105,073       81,881        61,152
Total debt                               18,935        32,317        38,363        49,387       41,942        40,565
Stockholders' equity                     63,224        64,351        50,190        36,964       22,310         6,062

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


(3) Adjusted EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation, asset impairment, and amortization. Adjusted EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. Specifically, adjusted EBITDA is a basis for setting and calculating covenant compliance with our credit facility and influences other relevant calculations, including a fairness opinion supporting the recapitalization of the Company and management incentives. Adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to income from continuing operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA may not be comparable to other similarly titled data of other companies.


(4) In fiscal 1999, adjusted EBITDA would have been approximately $6.5 million excluding the effect of the following unusual charges: manufacturing consolidation ($1.3 million), strategic transaction costs ($1.0 million), management restructuring charges ($0.7 million), bad debts ($0.7 million), inventory obsolescence ($2.2 million), workers' compensation ($0.4 million), and expenses related to the temporary loss of logistical control ($1.2 million).

         In fiscal 2000, adjusted EBITDA would have been approximately $7.3 million excluding the effect of the following unusual charges: operating inefficiencies resulting from delays in the manufacturing consolidation ($3.0 million), loss on the sale of assets related to the manufacturing and sale of watering products ($1.2 million), and management restructuring charges ($0.4 million).


         In fiscal 2001, adjusted EBITDA would have been approximately $8.6 million excluding the effect of the following unusual charges: $2.0 million favorable effect of the termination of the post-retirement medical plan offset by the liquidation of a key customer ($0.6 million), strategic transaction costs ($0.5 million), and workers' compensation ($0.5 million).



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

         We have derived the selected consolidated financial data for transition year 1999 and for the comparable period of 1998 from our audited consolidated financial statements. We included these references because we changed from a fiscal year end (the Friday closest to July 31 of the applicable year) to a calendar year end after we filed our Annual Report on Form 10-K for fiscal 1999. The 1999 transition year is the five-month period from July 31, 1999 to December 31, 1999. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K/A.




                                                   Five-Month Period Ended
                                                        (In thousands,
                                                    except per share data)
                                             -------------------------------------
                                                 1/3/1999          12/31/1999
                                             -----------------  ------------------
                                               (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net sales                                       $    36,729        $    37,711
Cost of goods sold                                   28,517             33,727
                                                -----------        -----------
Gross profit                                          8,212              3,984
Selling, general and                                  8,173              8,970
  administrative expenses
Interest expense                                      1,209              1,905
Amortization of intangibles                             444                448
Asset impairment                                          0              2,800
Other expenses, net                                   1,010              2,769
                                                -----------        -----------
Loss from continuing operations                      (2,624)           (12,908)
  before income taxes
Income taxes (benefit)                                 (527)                83
                                                -----------        -----------
Loss from continuing operations                      (2,097)           (12,991)
Loss from discontinued operations                      (165)              (150)
                                                -----------        -----------

Net loss                                        ($    2,262)       ($   13,141)
                                                ===========        ===========
Loss from continuing operations                 ($     0.32)       ($     2.16)
  per share (basic and diluted)
Weighted average number of                        6,464,105          6,023,174
  shares outstanding

OTHER DATA:
Gross margin                                           22.4%              10.6%

Adjusted EBITDA                                 $       299        ($    6,097)
Interest expense                                      1,209              1,905
Asset impairment                                          0              2,800
Depreciation and amortization                         1,714              2,106
Income taxes                                           (527)                83
Loss from discontinued operations                       165                150
                                                -----------        -----------
Net loss                                        ($    2,262)       ($   13,141)
                                                ===========        ===========
Net cash used in operating activities           ($    2,266)       ($    8,368)
Net cash used in investing activities           ($    2,155)       ($    2,563)
Net cash provided by financing activities        $    4,729         $   11,035

BALANCE SHEET DATA:
Working capital from                            $    28,067        $    10,702
  continuing operations
Total assets                                        114,893            105,073
Total debt                                           37,046             49,387
Stockholders' equity                                 62,090             36,964

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the selected consolidated financial data, our consolidated financial statements and the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K/A, as well as the factors set forth under the caption "Forward-Looking Statements" below.


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
                                                      ================     ================

FISCAL 2001 COMPARED TO FISCAL 2000



         Net Sales. Net sales decreased 19.8%, or $23.1 million, to $93.5 million for fiscal 2001 compared to $116.6 million in fiscal 2000. The decline in net sales was driven by a drop in the sale of long handled tools, caused by soft demand during the spring season and the credit condition of a few key customers, limiting our ability to ship their full demand in fiscal 2001. We believe the soft demand has been industry wide and resulted from customer actions to manage to lower retail inventories, as well as, a longer winter weather pattern across the country that negatively effected spring season purchases. The discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line also contributed to the decline in net sales in fiscal 2001. These unfavorable factors were partially offset by favorable gains in allowances and deductions, driven by the continued improvement in our logistical and manufacturing operations.

         Gross Profit. Gross profit increased 4.3%, or $1.0 million, to $23.1 million for fiscal 2001 compared to $22.1 million in fiscal 2000. Gross margin increased to 24.7% for fiscal 2001 from 19.0% for fiscal 2000. The increase in gross profit was due to cost improvements partially offset by lower sales volume and the related loss of overhead absorption from lower production levels. Included in the cost improvements are the net favorable effect of changes in certain employee benefit plans, including the termination of certain retiree medical and life benefits, which resulted in a one-time gain of $2.0 million less related expenses. Also included are the favorable gains from allowances and deductions, driven by the continued improvement in our logistical and manufacturing operations.



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


FISCAL 2000 COMPARED TO CALENDAR 1999


         Net Sales. Net sales decreased 1.5%, or $1.8 million, to $116.6 million for fiscal 2000 compared to $118.4 million in calendar 1999. The decline in net sales was caused primarily by lower watering product sales partially offset by an improvement in allowances and deductions. In the third quarter of fiscal 2000, we sold assets related to the manufacturing and sale of watering products. The sales of long handled tools were slightly lower than a year ago due to the rationalization of unprofitable customers and products. The improvement in allowances and deductions was due to the progress made in restoring and enhancing logistical and manufacturing controls.

         Gross Profit. Gross profit increased 38.0%, or $6.1 million, to $22.1 million for fiscal 2000 compared to $16.0 million in calendar 1999. Gross margin increased to 19.0% for fiscal 2000 compared to 13.5% for calendar 1999. The increase in gross profit and margin were driven by several factors: improved customer service levels; shipment fulfillment processes; and consolidation of distribution centers. In addition, we continued to focus on cost reductions and improvements in logistical and manufacturing process controls, resulting in lower allowances and deductions, to drive year to year gains in fiscal 2000. An emphasis on profitable products and relationships with customers has also favorably influenced margins.


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



         The sixteenth amendment contains certain covenants, which, among other things, require us to maintain specified financial ratios and satisfy certain tests, including maintaining cumulative EBITDA (as defined in this amendment) above specified levels ($7.0 million at December 31, 2001), and places limits on future capital expenditures. The sixteenth amendment also maintains the negative covenants that existed under the previous credit facility. In addition, in compliance with the requirements of the sixteenth amendment, we engaged investment bankers to identify strategic alternatives, including the sale of the Company.


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


         At December 31, 2001, we were in compliance with the covenants of our credit facility. However, subsequent to that date we fell in default of the credit facility because we have been unable to obtain a financing commitment to support the letter of intent transaction or to execute a definitive purchase agreement. While we are working diligently to complete the transaction, though possibly in a form different than that outlined in the original letter of intent, and thereby cure the default, we believe our existing bank group will continue to fund our operations. Given the critical nature and timeframe of these issues, we believe significant progress and clarification can be made prior to the expiration of our credit facility on April 30, 2002. However, there can be no assurance as to when and if an agreement will be reached. If we are unable to reach an agreement or remain in compliance with the covenants of our credit facility, it will adversely impact our principal sources of liquidity and our ability to meet future cash requirements. This shortfall could force us to consider alternatives that may include negotiating further amendments to our existing credit facility, attempting to obtain loans from third party sources, asset sales, a sale of the entire Company, or other remedies appropriate to the circumstances.


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         Our Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, are set forth on pages F-1 through F-21 hereof (see Item 14 of this Annual Report on Form 10-K/A for the index).



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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1) The following consolidated financial statements are filed with this Annual Report on Form 10-K/A pursuant to Item 8:


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


         (a)(2) The following financial statement schedules are filed with this Annual Report on Form 10-K/A pursuant to Item 14(d) and appear immediately preceding the exhibit index:


                  I.  Condensed Financial Information of Registrant

                  II. Valuation and Qualifying Accounts

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


         (a)(3) The following items are filed as exhibits to this Annual Report on Form 10-K/A:


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

         23.1     Consent of Ernst & Young LLP**

         24.1     Power of Attorney**



         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer**

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer**



-----------------------

*        Management contracts and compensatory plans.

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


         (c)      Exhibits:

                  -        The exhibits to this report follow the signature page

         (d)      Financial Statement Schedules:

                  - The response to this portion of Item 14 is submitted as a separate section of this report (see Item 14(a)(2) above)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ACORN PRODUCTS, INC.

                               By:  /s/ John G. Jacob
                                    --------------------------------------------
                                    Name: John G. Jacob
                                    Title: Vice President and Chief Financial
                                    Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


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

                               By:  * Vincent J. Cebula
                                    ------------------------------------------
                                    Vincent J. Cebula, Director

                               By:  * John J. Kahl, Jr.
                                    ------------------------------------------
                                    John J. Kahl, Jr., Director

                               By:  * John L. Mariotti
                                    ------------------------------------------
                                    John L. Mariotti, Director







* By:  /s/ John G. Jacob
       -------------------------------------
       John G. Jacob, attorney-in-fact



Dated:  October 17, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Corydon Meyer, certify that:

     1. I have reviewed this annual report on Form 10-K/A No. 1 of Acorn Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 17, 2002


                                 /s/ A. Corydon Meyer
                                 -------------------------------
                                 A. Corydon Meyer
                                 Chief Executive Officer of Acorn Products, Inc.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Jacob, certify that:

     1. I have reviewed this annual report on Form 10-K/A No. 1 of Acorn Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 17, 2002


                                 /s/ John G. Jacob
                                 ------------------------------------------
                                 John G. Jacob
                                 Chief Financial Officer of Acorn Products, Inc.

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


         Our top two customers are Sears and Home Depot. Together both of these customers accounted for 33% of gross sales during fiscal 2001. In addition, together these customers accounted for over 20% of gross sales during fiscal 1999, transition 1999, fiscal 2000, and fiscal 2001. There were no other customers that individually accounted for more than 10% of gross sales during fiscal 1999, transition 1999, fiscal 2000, and fiscal 2001. Our ten largest customers accounted for approximately 53% of gross sales during calendar 1999, 53% of gross sales during fiscal 2000, and 57% of gross sales during fiscal 2001.


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

REVENUES




         Revenue Recognition: We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB
101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

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


         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We will adopt the provisions of Statement 144 beginning in the first quarter of 2002.
We do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

        The FASB's Emerging Issues Task Force (EITF) has issued EITF 00-14, "Accounting for Certain Sales Incentives", effective for years beginning after December 15, 2001. We will adopt the provisions of the EITF beginning in the first quarter of 2002. We do not expect that the adoption of the EITF will have a significant impact on our financial position and results of operations.


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


         At December 31, 2001, we had net operating loss carryforwards of approximately $76.8 million for income tax purposes that expire in varying amounts in the years 2009 through 2021. Of this amount, approximately $28.6 million of net operating losses that originated prior to our initial public offering (IPO) on June 27, 1997 are subject to limitation under Internal Revenue Code Section 382. There are no Section 382 limitations on the remaining $48.2 million of net operating loss carryforwards. In accordance with the provisions of Section 382, utilization of the pre-IPO net operating losses is limited to approximately $1.2 million annually unless the Section 382 limitation exceeds the taxable income for a given year, in which case the excess amount carries over to and increases the annual Code Section 382 limitation for the succeeding year. Due to the carryover of excess Code Section 382 limited net operating losses, at December 31, 2001, we have approximately $6.1 million of Code Section 382 limited net operating losses that are available to offset taxable income in 2002 (in addition to the $48.2 million of net operating loss carryforwards that are not limited). We also have capital loss carryforwards of approximately $6.2 million for income tax purposes that expire in 2002 and 2003. A table of available net operating loss carryforwards is as follows:



                                                          NOL Generated
                   Period                                During the Year              Expiration Year
        -------------------------------------          -------------------          ------------------
                                                          (in thousands)
        NOLS LIMITED BY CODE SECTION 382
        FYE July 1994                                              $2,369                        2008
        FYE July 1995                                               5,579                        2009
        FYE July 1996                                               9,765                        2010
        Short period ended 6/27/97                                 10,864                        2011
                                                         -----------------

                                                                   28,577           Pre-IPO NOLs
                                                         -----------------
        NOLS NOT LIMITED BY CODE SECTION 382
        Period 6/28/97 through 8/1/97                               1,152                        2011
        FYE July 1998                                               7,284                        2012
        FYE July 1999                                               6,645                        2018
        FYE December 1999                                          12,022                        2019
        FYE December 2000                                          14,593                        2020
        FYE December 2001                                           6,513                        2021
                                                         -----------------

                                                                   48,209           Post-IPO NOLs
                                                         -----------------

                                                                  $76,786           Total NOLs at December 31, 2001
                                                         =================


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