Form 10-Q/A
period 2002-06-30
ACORN PRODUCTS INC
filed 2002-10-17
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-Q/A No. 1


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

                                 FORM 10-Q/A

                              ACORN PRODUCTS, INC.

                              TABLE OF CONTENTS


                                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2001, June 30, 2002 and July 1, 2001

                      Consolidated Statements of Operations for the Three Months                     4
                           and Six Months Ended July 1, 2001 and June 30, 2002

                      Consolidated Statements of Cash Flows for the Six Months                       5
                           Ended July 1, 2001 and June 30, 2002

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  8
                      Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                  13

         Signatures                                                                                 14

         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer                    15

         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer                    16

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

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders on Form 10-K/A for the year ended December 31, 2001 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of June 30, 2002.


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


                  In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. The impact of the non-amortization provisions of Statement No. 142 is as follows:

                                For the Three Months Ended            For the Six Months Ended
                            ---------------------------------     -------------------------------
                            July 1, 2001        June 30, 2002     July 1, 2001      June 30, 2002
                             (Unaudited)         (Unaudited)       (Unaudited)       (Unaudited)
                            ------------         ------------     ------------      -------------
                                            (in thousands, except per share data)
Reported net income (loss)       ($479)               $432               $880            $2,412
Goodwill amortization              218                   0                438                 0
                                ------              ------             ------            ------
Adjusted net income (loss)       ($261)               $432             $1,318            $2,412
                                ======              ======             ======            ======

Basic earnings per share:
Reported net income (loss)      ($0.08)              $0.07              $0.15             $0.40
Goodwill amortization             0.04                0.00               0.07              0.00
                                ------              ------             ------            ------
Adjusted net income (loss)      ($0.04)              $0.07              $0.22             $0.40
                                ======              ======             ======            ======

Diluted earnings per share:
Reported net income (loss)      ($0.08)              $0.07              $0.14             $0.40
Goodwill amortization             0.04                0.00               0.07              0.00
                                ------              ------             ------            ------
Adjusted net income (loss)      ($0.04)              $0.07              $0.21             $0.40
                                ======              ======             ======            ======

                  The Company has performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, at June 30, 2002, certain market conditions indicate that a goodwill impairment may exist at that date. Accordingly, pursuant to Statement No. 142, the Company expects to perform the next phase of the impairment evaluation and have a final study prepared during the third quarter of the fiscal year. The net book value of goodwill at June 30, 2002 was $11.8 million. While the result will not be known until the impairment evaluation is complete, the required goodwill writeoff, if any, could be in a range of no impairment to $6 million. The final outcome of the impairment evaluation will be influenced by the valuation of the individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, prepaid pension plan asset, and trademarks.


         5. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is substantially dependent upon borrowing under its credit facility.


                  On June 28, 2002, the Company entered into a recapitalization transaction, obtaining a new $10.0 million investment from its majority stockholders representing funds and accounts managed by TCW Special Credits and Oaktree Capital Management, LLC (the "Principal Holders"). The Company also entered into a new $45.0 million credit facility, agented by CapitalSource Finance, LLC (the "Lender"), consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The Lender's facility terminates initially in December 2004 which is automatically extended to June 2007 upon completion of an offering of common shares to minority shareholders (the "Rights Offering") and conversion of certain convertible notes and preferred stock described below. The majority of the proceeds from this transaction went to pay off borrowings under the Company's previous credit facility ($33.7 million was borrowed as of June 27, 2002), that otherwise expired on June 30, 2002. Relative to the extension and termination of its previous credit facility, the Company paid $2.0 million of success fees during the second quarter of fiscal 2002. At June 30, 2002, the Company had $6.7 million available to borrow under its new credit facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with our consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q/A, as well as the factors set forth under the caption "Forward-Looking Information" below.


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

LIQUIDITY AND CAPITAL RESOURCES


         On June 28, 2002, we entered into a recapitalization transaction with our Principal Holders, and entered into a new $45.0 million credit facility. The majority of the proceeds from this transaction went to pay off borrowings under our previous credit facility ($33.7 million), that otherwise was due to expire on June 30, 2002. At June 30, 2002, we had $6.7 million available to borrow under our new credit facility. This has been favorably influenced by requiring a lower investment in accounts receivable, as we have focused on lowering effective payment terms and more timely dispute resolution.


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

                  On June 6, 2002, we filed with the SEC a report on Form 8-K dated May 29, 2002 (Items 5 and 7).

                  On June 17, 2002, we filed with the SEC a report on Form 8-K dated June 13, 2002 (Items 5 and 7).

                  On July 2, 2002, we filed with the SEC a report on Form 8-K dated June 28, 2002 (Items 5 and 7).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACORN PRODUCTS, INC.


Date:  October 17, 2002           By:   /s/  A. Corydon Meyer
                                       ----------------------------------------
                                       A. Corydon Meyer, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date:  October 17, 2002           By:   /s/  John G. Jacob
                                       ----------------------------------------
                                       John G. Jacob, Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, A. Corydon Meyer, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Acorn Products, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statments, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 17, 2002

                                  /s/ A. Corydon Meyer
                                 -----------------------------------------------
                                 A. Corydon Meyer
                                 Chief Executive Officer of Acorn Products, Inc.

                            CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John G. Jacob, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Acorn Products, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 17, 2002

                                  /s/ John G. Jacob
                                 -----------------------------------------------
                                 John G. Jacob
                                 Chief Financial Officer of Acorn Products, Inc.