Form 10-Q
period 2002-09-29
ACORN PRODUCTS INC
filed 2002-11-13
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended September 29, 2002
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,397,374 shares of Common Stock, $.001 par value, were outstanding at November 1, 2002.

                                    FORM 10-Q

                              ACORN PRODUCTS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets                                                    3
                           December 31, 2001, September 30, 2001 and September 29, 2002

                      Consolidated Statements of Operations for the Three Months                     4
                           and Nine Months Ended September 30, 2001 and September 29, 2002

                      Consolidated Statements of Cash Flows for the Nine Months                      5
                           Ended September 30, 2001 and September 29, 2002

                      Interim Notes to Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial                                  9
                      Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        13

         Item 4.  Controls and Procedures                                                           13

PART II. OTHER INFORMATION

         Item 5.  Other Information                                                                 14

         Item 6.  Exhibits and Reports on Form 8-K                                                  14

         Signatures                                                                                 15

         Certifications of Chief Executive Officer and Chief Financial Officer                     16-17
              Under Section 302

                         PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     ACORN PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     December 31, 2001  September 30, 2001  September 29, 2002
                                                                     -----------------  ------------------  ------------------
ASSETS                                                                    (Audited)        (Unaudited)          (Unaudited)
Current assets:
Cash                                                                        $ 1,391            $ 1,198            $ 1,455
Accounts receivable, less allowance for doubtful accounts and
   sales allowances ($1,290, $1,398 and $1,156, respectively)                10,831             11,688             13,229
Inventories, less reserves for excess and obsolete inventory
   ($1,042, $834 and $1,554, respectively)                                   24,642             21,252             21,448
Prepaids and other current assets                                               358                472              1,760
                                                                           --------           --------           --------
   Total current assets                                                      37,222             34,610             37,892
Property, plant and equipment, net of accumulated depreciation               11,568             11,901             11,216
Goodwill, net of accumulated amortization                                    11,808             26,156              7,567
Deferred financing fees                                                           0                  0              1,892
Other assets                                                                    554                554                553
                                                                           --------           --------           --------
   Total assets                                                            $ 61,152           $ 73,221           $ 59,120
                                                                           ========           ========           ========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                  $ 18,132           $ 14,798           $ 10,383
Acquisition facility and junior participation notes                          22,348             22,367                  0
Accounts payable                                                              5,890              5,745              5,555
Accrued expenses                                                              7,923              7,405              6,725
Income taxes payable                                                             45                 46                 45
Other current liabilities                                                        76                208                 25
                                                                           --------           --------           --------
   Total current liabilities                                                 54,414             50,569             22,733
Term loan facility                                                                0                  0             12,500
12% convertible notes                                                             0                  0             10,600
Other long term liabilities                                                     676                741              1,052
                                                                           --------           --------           --------
   Total liabilities                                                         55,090             51,310             46,885
Series A redeemable preferred stock                                               0                  0              8,272
Redeemable common stock                                                           0                  0                160
Stockholders' equity:
Common stock, par value of $.001 per share,
   20,000,000 shares authorized, 6,464,105 shares issued
   at December 31, 2001 and September 30, 2001 and
   6,783,214 shares issued at September 29, 2002, and
   6,062,159 shares outstanding at December 31, 2001,
   6,062,359 shares outstanding at September 30, 2001 and
   6,397,374 shares outstanding at September 29, 2002                        78,262             78,262             78,179
Contributed capital-stock options                                               460                460                452
Accumulated other comprehensive loss                                         (2,121)            (1,551)            (2,121)
Retained earnings (deficit)                                                 (68,278)           (52,999)           (70,536)
                                                                           --------           --------           --------
                                                                              8,323             24,172              5,974
Common stock in treasury, 401,746 shares at December 31, 2001 and
   September 30, 2001 and 385,840 shares at September 29, 2002               (2,261)            (2,261)            (2,171)
                                                                           --------           --------           --------
   Total stockholders' equity                                                 6,062             21,911              3,803
                                                                           --------           --------           --------
   Total liabilities, redeemable stock and stockholders' equity            $ 61,152           $ 73,221           $ 59,120
                                                                           ========           ========           ========



                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            For the Three Months Ended                       For the Nine Months Ended
                                 -----------------------------------------------  -----------------------------------------------
                                  September 30, 2001       September 29, 2002      September 30, 2001       September 29, 2002
                                 ----------------------  -----------------------  ----------------------  -----------------------
                                      (Unaudited)             (Unaudited)           (Unaudited)            (Unaudited)
Net sales                                $    17,414           $    19,306           $    74,007           $    72,797
Cost of goods sold                            13,108                14,682                57,024                55,002
                                         -----------           -----------           -----------           -----------
Gross profit                                   4,306                 4,624                16,983                17,795

Selling, general and
   administrative expenses                     3,793                 3,097                11,555                 9,818
Interest expense                               1,616                 1,086                 5,184                 2,904
Amortization of goodwill                         218                     0                   656                     0
Goodwill impairment                                0                 4,241                     0                 4,241
Other expenses, net                              (64)                  590                   (77)                2,768
                                         -----------           -----------           -----------           -----------

Loss before income taxes                      (1,257)               (4,390)                 (335)               (1,936)

Income taxes                                      21                    21                    63                    63
                                         -----------           -----------           -----------           -----------

Net loss                                      (1,278)               (4,411)                 (398)               (1,999)

Preferred stock dividends                          0                   254                     0                   259
                                         -----------           -----------           -----------           -----------

Net loss attributable to
   common shareholders                   ($    1,278)          ($    4,665)          ($      398)          ($    2,258)
                                         ===========           ===========           ===========           ===========

Comprehensive loss                       ($    1,278)          ($    4,411)          ($      398)          ($    1,999)
                                         ===========           ===========           ===========           ===========

PER COMMON SHARE DATA
   (BASIC AND DILUTED):

Net loss per common
   share - basic                         ($     0.21)          ($     0.73)          ($     0.07)          ($     0.36)
                                         ===========           ===========           ===========           ===========

Weighted average common
   shares outstanding - basic              6,062,359             6,397,374             6,062,359             6,188,498
                                         ===========           ===========           ===========           ===========

Net loss per common
   share - diluted                       ($     0.21)          ($     0.73)          ($     0.07)          ($     0.36)
                                         ===========           ===========           ===========           ===========

Weighted average common
   shares outstanding - diluted            6,062,359             6,397,374             6,062,359             6,188,498
                                         ===========           ===========           ===========           ===========






                             See accompanying notes.
                                       4

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                For the Nine Months Ended
                                                       ---------------------------------------
                                                        September 30, 2001   September 29, 2002
                                                        ------------------   ------------------
                                                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities                $  5,820           $  2,167
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net              (534)            (1,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net activity on revolving loan                             (4,988)            (7,749)
     Net activity on term loans and notes                         (478)            (3,311)
     Proceeds from 12% convertible notes                             0             10,600
     Proceeds from subordinated debt                               782                  0
                                                              --------           --------
     Net cash used in financing activities                      (4,684)              (460)
                                                              --------           --------
Net increase in cash                                               602                 64
Cash at beginning of period                                        596              1,391
                                                              --------           --------
Cash at end of period                                         $  1,198           $  1,455
                                                              ========           ========
Interest paid                                                 $  3,009           $  3,952
                                                              ========           ========





                             See accompanying notes.
                                       5

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
               INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Stockholders on Form 10-K/A for the year ended December 31, 2001 has not been included. The unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), that in the opinion of management, are necessary to a fair statement of results for the periods presented and to present fairly the consolidated financial position of Acorn Products, Inc. (the "Company") as of September 29, 2002.

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

         2. Inventories of the Company are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                               December 31, 2001  September 30, 2001  September 29, 2002
                               -----------------  ------------------  ------------------
                                                    (in thousands)
Finished goods                        $14,401            $11,601            $13,162
Work in process                         5,653              5,699              4,628
Raw materials and supplies              4,588              3,952              3,658
                                      -------            -------            -------
Total inventories                     $24,642            $21,252            $21,448
                                      =======            =======            =======



         3. In February 2001, the Company, acting in its capacity as plan sponsor and policy holder, notified certain of its retirees of its decision to eliminate retiree medical and life benefits. The amended change in the post-retirement benefit plans was effective in the second quarter of fiscal 2001. The Company recognized a gain of approximately $2,000,000 less related expenses in the first nine months of fiscal 2001 related to the termination of these benefits.

         4. The FASB's Emerging Issues Task Force (EITF) has issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", effective for years beginning after December 15, 2001. The Company adopted EITF 00-25 in the first quarter of fiscal 2002. In accordance with the provisions of this EITF, the Company has reclassified co-op advertising expenses from selling, general and administrative expenses to net sales for the third quarter and the first nine months of fiscal 2001.

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

                                      For the Three Months Ended                    For the Nine Months Ended
                                   ----------------------------------------    --------------------------------------
                                   September 30, 2001    September 29, 2002    September 30, 2001  September 29, 2002
                                   ------------------    ------------------    ------------------  ------------------
                                      (Unaudited)           (Unaudited)           (Unaudited)         (Unaudited)
                                   ------------------    ------------------    ------------------  ------------------
                                                           (in thousands, except per share data)
Reported net loss                      ($  1,278)            ($  4,411)            ($    398)          ($  1,999)
Goodwill amortization                        218                     0                   656                   0
                                       ---------             ---------             ---------           ---------
Adjusted net income (loss)             ($  1,060)            ($  4,411)            $     258           ($  1,999)
                                       =========             =========             =========           =========

Basic earnings per share:
Reported net loss                      ($   0.21)            ($   0.73)            ($   0.07)          ($   0.36)
Goodwill amortization                       0.04                  0.00                  0.11                0.00
                                       ---------             ---------             ---------           ---------
Adjusted net income (loss)             ($   0.17)            ($   0.73)            $    0.04           ($   0.36)
                                       =========             =========             =========           =========

Diluted earnings per share:
Reported net loss                      ($   0.21)            ($   0.73)            ($   0.07)          ($   0.36)
Goodwill amortization                       0.04                  0.00                  0.11                0.00
                                       ---------             ---------             ---------           ---------
Adjusted net income (loss)             ($   0.17)            ($   0.73)            $    0.04           ($   0.36)
                                       =========             =========             =========           =========



The Company performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, certain market conditions arising during 2002 have indicated that goodwill impairment may have occurred during 2002. Accordingly, pursuant to Statement No. 142, the Company performed the next phase of the impairment evaluation and concluded that goodwill was impaired which resulted in a $4.2 million goodwill impairment charge in the third quarter of the fiscal year. The outcome of the evaluation was influenced by the valuation of individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, prepaid pension plan assets, trademarks and employment agreements. In addition, the fair value of the Company used for purposes of determining the implied fair value of goodwill was derived from the value ascribed to the Company under the recapitalization transaction discussed in Note 5.

         5. The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is substantially dependent upon borrowing under its credit facility.

            On June 28, 2002, the Company entered into a recapitalization transaction, obtaining a new $10.0 million investment from its majority stockholders representing funds and accounts managed by TCW Special Credits and Oaktree Capital Management, LLC (the "Principal Holders"). The Company also entered into a new $45.0 million credit facility, agented by CapitalSource Finance, LLC (the "Lender"), consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The Lender's facility terminates initially in December 2004 which is automatically extended to June 2007 upon completion of an offering of common shares to minority stockholders (the "Rights Offering") and conversion of certain convertible notes and preferred stock described below. The majority of the proceeds from this transaction went to pay off borrowings under the Company's previous credit facility ($33.7 million was borrowed as of June 27, 2002), that otherwise expired on June 30, 2002. Relative to the extension and termination of its previous credit facility, the Company paid $2.0 million of success fees during the second quarter of fiscal 2002. At September 29, 2002, the Company had $8.4 million available to borrow under its new credit facility.

            In conjunction with the new facility, the Company issued to the Lender 319,109 shares of its common stock on June 28, 2002, the value of which has been included in deferred financing fees and redeemable common stock on the balance sheet. Moreover, the Company is committed to issue to the Lender additional shares of common stock upon completion of the Rights Offering. In connection with a future termination in full of this new credit facility, the Lender has the right to require the Company to repurchase all the shares issued to such Lender at a price per share that is dependent on certain measures of cash flow, debt and cash at a future date. As of September 29, 2002, the Company's theoretical repurchase obligation on account of all shares issued to the Lender was approximately $0.2 million. Under the Company's commitment to issue additional shares of common stock to the Lender, the theoretical repurchase obligation could increase up to $1.2 million.

         As part of the recapitalization transaction, the Principal Holders purchased for cash from the Company $10,000,000 principal amount of 12% Convertible Notes due June 15, 2005 (the "Convertible Notes"). Upon the closing of the Rights Offering, the Convertible Notes will be converted into shares of the Company's common stock at the Rights Offering price of $0.50 per share, expected to be completed during the first quarter of fiscal 2003.

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

         The Rights Offering, the conversion of the Preferred Stock and the conversion of the Convertible Notes are conditioned on the receipt of stockholder approval of the transactions. To the extent that stockholder approval is not obtained for the foregoing transactions, (1) the Preferred Stock shall not convert into common stock but instead shall increase based upon the amount of unpaid dividends and the Preferred Stock shall be mandatorily redeemable at June 15, 2005; and (2) the Convertible Notes shall not convert into common stock, but shall increase based upon the amount of unpaid interest and the Convertible Notes shall mature on June 15, 2005. The Principal Holders have agreed to vote their shares in favor of the foregoing transactions and, as such, the Company believes it is unlikely that the Preferred Stock and Convertible Notes will not be converted into common stock unless a material adverse change shall have occurred prior to the consummation of the Rights Offering (which shall include an actual or prospective default under the Company's debt agreements and the actual or threatened loss of a key employee). If such a material adverse change were to occur, the Principal Holders will not be required to convert the Preferred Stock or Convertible Notes and the terms of the Preferred Stock and Convertible Notes will change to the same terms described above in the case where stockholder approval of the transactions is not obtained.

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

         6. During the second quarter of 2002, the Company implemented a restructuring plan to relocate its primary distribution center from Columbus, Ohio to Louisville, Kentucky. As a result, the Company incurred a restructuring charge of $533,000, which is comprised of employee separation costs of $292,000 and $241,000 in lease termination and other costs, and is included in Other Expenses, net, in the Consolidated Statements of Operations. The Company expects payments associated with employee separation costs and lease termination and other costs to be substantially paid by the end of the first quarter of fiscal 2003. Subsequent to the recognition of the restructuring charge, the Company has and will continue to recognize expense related to additional costs to relocate machinery and equipment and employees upon the closure of the Columbus distribution center. The amounts charged against this restructuring reserve during the period ended September 29, 2002 are as follows (in thousands):

                               Balance at   Costs incurred in excess of                         Balance at
                                 6/30/02  original restructuring accrual       Activity           9/29/02
                                 -------  ------------------------------       --------           -------
Cash charges:
-------------
Employee separation costs      $    204              $   88                    $   (184)        $    108
Other exit costs                    241                   -                        (107)             134
                               --------              -------                   ---------        --------
                               $    445              $   88                    $   (291)        $    242
                               ========              ======                    =========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.

FORWARD-LOOKING INFORMATION

         Statements in the following discussion that indicate our Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A for the year ended December 31, 2001, as well as in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1997, as amended on October 29, 1998 and November 12, 1999, and as the same may be amended from time to time.

THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net Sales. Net sales increased 10.9%, or $1.9 million, to $19.3 million in the third quarter of fiscal 2002 compared to $17.4 million in the comparable period of fiscal 2001. The increase in net sales was primarily due to gains in both our lawn and garden and custom injection molded products, and fewer customer deductions. The improvement in customer deductions is a result of ongoing programs to drive operational efficiencies and service levels.

         Gross Profit. Gross profit increased 7.4%, or $0.3 million, to $4.6 million for the third quarter of fiscal 2002 compared to $4.3 million in the comparable period of fiscal 2001. Gross margin decreased to 24.0% for the third quarter of fiscal 2002 from 24.7% for the comparable period of fiscal 2001. The increase in gross profit was due to higher sales volume, including the favorable effect of fewer deductions, and continued improvements to our product cost structure. While gross margin was favorably influenced by the benefit of lower deductions and cost improvements, such improvement was more than offset by the absence in fiscal 2002 of a one-time gain of $1.5 million less related expenses in the third quarter of fiscal 2001, related primarily to the net favorable effect of the termination of certain retiree medical and life benefits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million, or 18.4%, to $3.1 million for the third quarter of fiscal 2002 versus $3.8 million in the comparable period of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 16.0% in the third quarter of fiscal 2002 as compared to 21.8% in the comparable period of fiscal 2001. The decrease in selling, general and administrative expenses is primarily due to lower sales support costs, an increase in information technology costs as a component of product cost, and reductions in employee related costs and other discretionary expenses.

         Operating Profit. Operating profit increased $1.0 million, or 197.7%, to $1.5 million for the third quarter of fiscal 2002 versus $0.5 million in the comparable period of fiscal 2001. The increase in operating profit is attributable primarily to the items discussed above.

         Interest Expense. Interest expense decreased $0.5 million, or 32.8%, to $1.1 million in the third quarter of fiscal 2002 compared to $1.6 million in the comparable period of fiscal 2001. We have benefited from lower debt levels, interest rates and the absence of fees associated with the extension of our credit facility in fiscal 2001.

          Goodwill. Amortization of goodwill decreased $0.2 million, or 100.0%, in the third quarter of fiscal 2002 compared to the comparable period of fiscal 2001 due to the adoption of the new accounting rules for goodwill. In fiscal 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.

         The Company performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, certain market conditions arising during 2002 have indicated that goodwill impairment may have occurred during 2002. Accordingly, pursuant to Statement No. 142, the Company performed the next phase of the impairment evaluation and concluded that goodwill was impaired which resulted in a $4.2 million goodwill impairment charge in the third quarter of the fiscal year. The outcome of the evaluation was influenced by the valuation of individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, prepaid pension plan assets, trademarks and employment agreements. In addition, the fair value of the Company used for purposes of determining the implied fair value of goodwill was derived from the value ascribed to the Company under the recapitalization transaction discussed in Note 5.

         Other Expenses, Net. Other expenses, net, of $0.6 million were incurred in the third quarter of fiscal 2002, primarily as a result of $0.5 million incurred related to the relocation of our primary distribution center from Columbus, Ohio to Louisville, Kentucky. The Louisville distribution center, now fully functioning and our primary distribution facility, will provide cost savings estimated to be $1.0 million per annum.

         Loss Before Income Taxes. Loss before income taxes declined $3.1 million to a loss of $4.4 million for the third quarter of fiscal 2002 compared to a loss of $1.3 million in the comparable period of fiscal 2001. The decline in income is attributable to the items discussed above, in particular the goodwill impairment charge.

         Income Taxes. We have not recognized any federal or state income tax liability as we expect to utilize a portion of our $76.8 million net operating loss carryforwards to offset any taxable income for this year.

         Preferred Stock Dividends. As part of our recapitalization transaction discussed under "Liquidity and Capital Resources" below, we issued $8.3 million of 12% preferred stock that was outstanding during the third quarter of fiscal 2002. As a result, we accrued a preferred stock dividend of $0.3 million in the third quarter of fiscal 2002.

         Net Loss. Net loss attributable to common shareholders was $4.7 million for the third quarter of fiscal 2002 compared to a loss of $1.3 million in the comparable period of fiscal 2001. Net loss per common share (basic and diluted) was $0.73 for the third quarter of fiscal 2002 based on a weighted average number of common shares outstanding of approximately 6.4 million, compared to net loss per common share of $0.21 (basic and diluted) for the comparable period of fiscal 2001, based on a weighted average number of common shares outstanding of approximately 6.1 million.

NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net Sales. Net sales decreased 1.6%, or $1.2 million, to $72.8 million in the first nine months of fiscal 2002 compared to $74.0 million in the comparable period of fiscal 2001. The decline in net sales was due to the absence of certain customers in the first nine months of fiscal 2002, who had purchased approximately $2.0 million in the first nine months of fiscal 2001, but subsequently filed for bankruptcy or liquidation. In addition, we experienced softer demand for our products due to general economic conditions and cold spring weather in the second quarter of fiscal 2002. This effect was partially offset by gains in our custom injection molded products and an improvement in customer deductions, a result of ongoing programs to drive operational efficiencies and service levels.

         Gross Profit. Gross profit increased 4.8%, or $0.8 million, to $17.8 million for the first nine months of fiscal 2002 compared to $17.0 million in the comparable period of fiscal 2001. Gross margin increased to 24.4% for the first nine months of fiscal 2002 from 22.9% for the comparable period of fiscal 2001. The increase is primarily due to continued cost improvements and efficiencies in our manufacturing and logistical processes, lowering our product cost and generating fewer customer deductions. These gains were partially offset by the absence in the first nine months of fiscal 2002 of a one-time gain of $2.0 million less related expenses recognized in fiscal 2001, related primarily to the net favorable effect of the termination of certain retiree medical and life benefits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.7 million, or 15.0%, to $9.8 million for the first nine months of fiscal 2002 versus $11.6 million in the comparable period of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 13.5% in the first nine months of fiscal 2002 as compared to 15.6% in the comparable period of fiscal 2001. The decrease in selling, general and administrative expenses is primarily due to lower sales support costs, in part due to lower sales volume, an increase in information technology costs as a component of product cost, and reductions in employee related costs and other discretionary expenses.

         Operating Profit. Operating profit increased 47.0%, or $2.6 million, to $8.0 million for the first nine months of fiscal 2002 compared to $5.4 million in the comparable period of fiscal 2001. The increase in operating profit is attributable primarily to the items discussed above.

         Interest Expense. Interest expense decreased $2.3 million, or 44.0%, to $2.9 million in the first nine months of fiscal 2002 compared to $5.2 million in the comparable period of fiscal 2001. We have benefited from lower debt levels, interest rates and the absence of fees associated with the extension of our credit facility in fiscal 2001.

         Goodwill. Amortization of goodwill decreased $0.7 million, or 100.0%, in the first nine months of fiscal 2002 compared to $0.7 million in the comparable period of fiscal 2001 due to the adoption of the new accounting rules for goodwill. In fiscal 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001.

         The Company performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, certain market conditions arising during 2002 have indicated that goodwill impairment may have occurred during 2002. Accordingly, pursuant to Statement No. 142, the Company performed the next phase of the impairment evaluation and concluded that goodwill was impaired which resulted in a $4.2 million goodwill impairment charge in the third quarter of the fiscal year. The outcome of the evaluation was influenced by the valuation of individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, prepaid pension plan assets, trademarks and employment agreements. In addition, the fair value of the Company used for purposes of determining the implied fair value of goodwill was derived from the value ascribed to the Company under the recapitalization transaction discussed in Note 5.

         Other Expenses, Net. Other expenses, net, of $2.8 million were incurred in the first nine months of fiscal 2002. In the first quarter of fiscal 2002, we incurred $0.6 million with respect to restricted stock and director bonuses for the success of the strategic alternative process and our performance. In the second quarter of fiscal 2002, we incurred $0.9 million related to investment banking and other costs associated with the strategic alternative process initiated in fiscal 2001. In the second and third quarters of fiscal 2002, we incurred $1.1 million related to the relocation of our primary distribution center from Columbus, Ohio to Louisville, Kentucky. The Louisville distribution center, now fully functioning as our primary distribution facility, will provide cost savings estimated to be $1.0 million per annum.

         Loss Before Income Taxes. Loss before income taxes declined $1.6 million, to a loss of $1.9 million for the first nine months of fiscal 2002 compared to a loss of $0.3 million in the comparable period of fiscal 2001. The decline in profit is attributable primarily to the items discussed above, in particular the goodwill impairment charge.

         Income Taxes. We have not recognized any federal or state income tax liability as we expect to utilize a portion of our $76.8 million net operating loss carryforwards to offset any taxable income for this year.

         Preferred Stock Dividends. As part of our recapitalization transaction discussed under "Liquidity and Capital Resources" below, we issued $8.3 million of 12% preferred stock that was outstanding during the third quarter of fiscal 2002. As a result, we accrued a preferred stock dividend of $0.3 million in the first nine months of fiscal 2002.

         Net Loss. Net loss attributable to common shareholders decreased $1.9 million, to a loss of $2.3 million for the first nine months of fiscal 2002 compared to a loss of $0.4 million in the comparable period of fiscal 2001. Net loss per common share (basic and diluted) was $0.36 for the first nine months of fiscal 2002 based on a weighted average number of common shares outstanding of approximately 6.2 million, compared to net loss per common share of $0.07 (basic and diluted) for the comparable period of fiscal 2001, based on a weighted average number of common shares outstanding of approximately 6.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

         On June 28, 2002, we entered into a recapitalization transaction with our Principal Holders, and entered into a new $45.0 million credit facility. The majority of the proceeds from this transaction went to pay off borrowings under our previous credit facility ($33.7 million), that otherwise was due to expire on June 30, 2002. At September 29, 2002, we had $8.4 million available to borrow under our new credit facility.

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

         In conjunction with the new facility, we issued to the Lender 319,109 shares of our common stock on June 28, 2002, the value of which has been included in deferred financing fees and redeemable common stock on the balance sheet. Moreover, we are committed to issue to the Lender additional shares of common stock upon completion of the Rights Offering. In connection with a future termination in full of this new credit facility, the Lender has the right to require us to repurchase all the shares issued to such Lender at a price per share that is dependent on certain measures of cash flow, debt and cash at a future date. As of September 29, 2002, our theoretical repurchase obligation on account of all shares issued to the Lender was approximately $0.2 million. Under our commitment to issue additional shares of common stock to the Lender, the theoretical repurchase obligation could increase up to $1.2 million.

SALE OF CONVERTIBLE NOTES

         The Principal Holders purchased for cash from us $10,000,000 principal amount of 12% Convertible Notes due June 15, 2005. Upon the closing of the Rights Offering, the Convertible Notes will be converted into shares of our common stock at the Rights Offering price, expected to be completed during the first quarter of fiscal 2003. To the extent that stockholder approval is not obtained for the foregoing transactions, the Convertible Notes shall not convert into common stock, but instead shall remain outstanding and increase based upon the amount of unpaid interest at an annual rate of 12% from the date of issuance. The Convertible Notes shall mature on June 15, 2005.

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

PREFERRED STOCK

         The Preferred Stock has an initial aggregate liquidation preference equal to $8,226,696 and accrues dividends at a 12% annual rate. The Preferred Stock becomes mandatorily convertible into common stock at the Rights Offering price upon the closing of the Rights Offering based on the liquidation preference and accrued dividends owing thereon as of the closing date of the Rights Offering. The Rights Offering (and the conversion of the Preferred Stock and the Convertible Notes) are conditioned on the receipt of stockholder approval of the transactions. To the extent that stockholder approval is not obtained for the foregoing transactions, the Preferred Stock shall not convert into common stock but instead shall remain outstanding and shall increase based upon the amount of unpaid dividends at an annual rate of 12% from the date of issuance. The Preferred Stock shall be mandatorily redeemable at June 15, 2005. The Principal Holders have agreed to vote their shares in favor of the foregoing transactions and as such it is unlikely that the Preferred Stock will not be converted into common stock unless a material adverse change shall have occurred prior to the consummation of the Rights Offering (which shall include an actual or prospective default under our debt agreements and the actual or threatened loss of a key employee).

PRO FORMA IMPACT OF RECAPITALIZATION AFTER COMPLETION OF THE RIGHTS OFFERING

         We are pursuing stockholder approval and the Rights Offering, expected to be completed in the first quarter of fiscal 2003. The following table shows the effect, at September 29, 2002, as if stockholder approval and the Rights Offering had already been completed (assuming no proceeds are received from the Rights Offering). To the extent shares are sold in the Rights Offering, the net proceeds must be applied to repay interest and principal owing in respect of existing 12% Convertible Notes held by unaffiliated parties ($635,000), expenses of the Rights Offering of up to $150,000 and accrued interest of up to $380,000 owing on the remaining $10 million of Convertible Notes held by the Principal Holders, combined in total not to exceed $1.1 million, with any excess proceeds to be applied as a prepayment of long-term debt. While we expect the full transaction to be completed, there can be no assurance as to when and if the transaction will be finalized.

                                                  September 29, 2002
                                               -----------------------
                                               Actual        Pro Forma
                                               ------        ---------
Deferred Financing Fees                        $1,892          $2,981

Accrued Expenses                               $6,725          $6,135
Long-Term Debt and Notes                       23,100          12,500
Series A Redeemable Preferred Stock             8,272               0
Redeemable Common Stock                           160           1,249
Stockholders' Equity                            3,803          23,265


EFFECTS OF INFLATION

         We are adversely affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. We believe that the effects of inflation on operations have not been material between the first nine months of fiscal 2002 and the comparable period of fiscal 2001.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROLS

         Since the date of our evaluation to the filing date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          On October 11, 2002, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum market value of publicly held shares requirement required for continued listing its common stock and, therefore, is subject to delisting from the Nasdaq SmallCap Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination.

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

          (b)   REPORTS ON FORM 8-K.

                On October 16, 2002, we filed with the SEC a report on Form 8-K dated October 11, 2002 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ACORN PRODUCTS, INC.


Date:  November 13, 2002                           By:   /s/  A. Corydon Meyer
                                                        ----------------------------------------------------------
                                                        A. Corydon Meyer, President and Chief Executive Officer
                                                        (Principal Executive Officer)


Date:  November 13, 2002                           By:   /s/  John G. Jacob
                                                        ----------------------------------------------------------
                                                        John G. Jacob, Vice President and Chief Financial Officer
                                                        (Principal Financial Officer)

                                CERTIFICATION


I, A. Corydon Meyer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Acorn Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                            /s/  A. Corydon Meyer
                                            -----------------------------------
                                            A. Corydon Meyer, President and
                                            Chief Executive Officer

                                CERTIFICATION


I, John G. Jacob, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Acorn Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                       /s/  John G. Jacob
                                       ---------------------------------------
                                       John G. Jacob, Chief Financial Officer