Form 10-K
period 2002-12-31
ACORN PRODUCTS INC
filed 2003-03-27
CIK 1036713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

               Title of Each Class
               -------------------
     Common stock, par value $.01 per share

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 2003, the aggregate market value of our shares of common stock (based on the last sale price of the common stock on the Nasdaq SmallCap Market on that date) held by non-affiliates of the registrant was approximately $1,845,267.

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). YES      NO  X
                                           ---     ---
         As of June 28, 2002, the aggregate market value of our shares of common stock (based on the last sale price of the common stock on the Nasdaq SmallCap Market on that date) held by non-affiliates of the registrant was approximately $825,664.

         As of March 21, 2003, 5,010,321 shares of our common stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS


                                                     DESCRIPTION                                            PAGE
                                                                                                            ----
Part I

     Item 1.    Business.............................................................................         3

     Item 2.    Properties...........................................................................         9

     Item 3.    Legal Proceedings....................................................................         9

     Item 4.    Submission of Matters to a Vote of Security Holders..................................         9

Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............        11

     Item 6.    Selected Financial Data .............................................................        11

     Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................        15

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........................        26

     Item 8.    Financial Statements and Supplementary Data .........................................        26

     Item 9.    Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure.................................................................        26

Part III

     Item 10.   Directors and Executive Officers of the Registrant...................................        27

     Item 11.   Executive Compensation...............................................................        29

     Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................        35

     Item 13.   Certain Relationships and Related Transactions.......................................        37

     Item 14.   Controls and Procedures..............................................................        37

Part IV

     Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................        38

Signatures...........................................................................................        41

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002, by the Chief Executive Officer..............................................................        42

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002, by the Chief Financial Officer..............................................................        43

Financial Statements.................................................................................       F-1

Schedules to Financial Statements....................................................................       S-1


                                     PART I

ITEM 1.   BUSINESS

         As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Acorn Products, Inc. and its subsidiary UnionTools, Inc. ("UnionTools"). References to fiscal years 1998 and 1999 reflect the fiscal year ended on the Friday closest to July 31 of the applicable year (e.g., "fiscal 1999" reflects the fiscal year ended July 30, 1999). References to transition year 1999 reflect the five-month period ended December 31, 1999 ("transition 1999"). References to calendar year 1999 reflect the calendar year period ended December 31, 1999 ("calendar 1999"). References to fiscal years 2000, 2001, and 2002 reflect the fiscal year period ended on December 31 of the applicable year. As used in this Annual Report on Form 10-K, "Ace Hardware" refers to Ace Hardware Corporation, "Home Depot" refers to The Home Depot, Inc., "Lowe's" refers to Lowe's Companies, Inc., "Mid-States" refers to Mid-States Distributing Company, Inc., "Oklahoma Rig" refers to Oklahoma Rig & Supply Company, Inc., "Orgill" refers to Orgill, Inc., "Sears" refers to Sears, Roebuck & Company, "Tractor Supply" refers to Tractor Supply Company, Inc., "Wal-Mart" refers to Wal-Mart Stores, Inc., and "White Cap" refers to White Cap Pro-Contractor Supplier. Our primary registered trademarks include: Garden Craft(R), Gardener's Value(R), Landscape Gardener(R), Perfect Cut(R), Razor-Back(R), SNOFORCE(R), Union(R), Union Pro(R), UnionTools(R), and Yard `n Garden(R). Craftsman(R) and Sears(R) are registered trademarks of Sears.

FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions. In the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statement on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GENERAL

         Our primary business is associated with our UnionTools subsidiary. UnionTools was founded in 1890, and is a leading designer, manufacturer, and marketer of branded non-powered lawn and garden products. Our primary business is the manufacturing, marketing, and distribution of garden tools through mass market and other distribution channels in the United States. We also sell our products to professional and commercial end-users through distributors and industrial supply outlets. Our principal products include long handle tools (such as shovels, forks, rakes, and hoes), snow tools, posthole diggers, wheeled goods (such as wheelbarrows and hand carts), striking tools, cutting tools, hand tools, and repair handles. Our products bear well known brand names, including Garden Craft(R), Gardener's Value(R), Landscape Gardener(R), Perfect Cut(R), Razor-Back(R), SNOFORCE(R), Union(R), Union Pro(R), UnionTools(R), Yard `n Garden(R), and, pursuant to a license agreement, Scotts(R). In addition, we manufacture and supply private label products for a variety of customers, including products sold to Sears under the Craftsman(R) brand name and Ace Hardware under the Ace(R) brand name.

GOING PRIVATE TRANSACTION

         In February 2003, Acorn Merger Corporation ("AMC"), The TCW Group, Inc., Trust Company of the West, TCW Asset Management Company, TCW Special Credits, Oaktree Capital Management, LLC, OCM Principal Opportunities Fund, L.P., A. Corydon Meyer, John G. Jacob, Gary W. Zimmerman, and Carol B. LaScala (collectively, the "Filing Persons"), who collectively own approximately 92.5% of our common stock, filed a Schedule 13E-3 with the Securities and Exchange Commission ("Commission") stating that they intend to merge AMC with and into our Company. Upon consummation of the merger and filing of a Form 15 with the Commission, we will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 and cease to be a "public" company. In the merger, each share of our common stock not owned by AMC will be converted into the right to receive $3.50. For more information about the merger, see the
Schedule 13E-3 filed by the Filing Persons.

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

         We market our products primarily within the United States. Sales within the United States comprised 98% of total sales in fiscal 2001 and 96% of total sales in fiscal 2002. Our products are sold primarily through mass merchants, home centers, buying groups, and distributors. We market our products through our own sales staff with significant support from manufacturers' representative organizations.

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

LICENSE AGREEMENTS, TRADEMARKS, AND PATENTS

         Under a licensing agreement, we pay royalties to The Scotts Company and therefore have the right to produce and market a line of garden tools bearing the Scotts(R) trademark. We anticipate the licensing agreement with The Scotts Company will expire on December 31, 2003. We also have other licensing agreements that are not material to our business.

         We apply for patents and trademarks as applicable. Patents presently owned by us are considered, in the aggregate, to be important to the conduct of our business. Patent protection does not, however, deter competitors from attempting to develop similar products. We are licensed under a number of patents, none of which individually is considered material to our business. We own a number of patents and trademarks registered in the United States Patent and Trademark Office, as well as the patent and trademark offices of certain other countries. These include the trademarks:

         -    Garden Craft(R);
         -    Gardener's Value(R);
         -    Landscape Gardener(R);
         -    Perfect Cut(R);
         -    Razor-Back(R);
         -    SNOFORCE(R);
         -    Union(R);
         -    Union Pro(R);
         -    UnionTools(R); and
         -    Yard `n Garden(R).

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

         Our largest customer is Home Depot and we have been a supplier to them since 1997. Sears, which includes Sears' Orchard Supply division, is another major customer. We have been a continuous supplier to Sears for more than eighty years and the primary supplier of long handle tools to Sears for more than fifty years. Home Depot and Sears together account for 32% of gross sales. Our ten largest customers accounted for approximately 53% of gross sales during fiscal 2000, 57% of gross sales during fiscal 2001, and 65% of gross sales during fiscal 2002. Most of our major customers are on electronic data interchange
(EDI) systems.

         There can be no assurance that our sales to Home Depot, Sears, or other major customers will continue at existing levels. A substantial reduction or cessation of sales to Home Depot, Sears, or other major customers could have a material adverse effect on our business, financial condition, and results of operations. In addition, we continue to face increasing pressures from retailers with respect to pricing, cooperative advertising, and other rebates as the market power of large retailers continues to grow. There can be no assurance that such pressures will not have an adverse impact on our business, financial condition, and results of operations.

DISTRIBUTION AND LOGISTICS

         Customer orders are placed and processed centrally at our headquarters in Columbus, Ohio and then allocated from our current stock of finished goods in our distribution facility in Louisville, Kentucky. We use common carriers to ship finished products from our facilities to customer delivery points. We continue to reassess the structure and processes of our logistics program for opportunities to reduce costs and improve customer service.

         In fiscal 2000, we exited our western distribution facility in conjunction with the sale of assets related to the manufacture and sale of watering products.

         In fiscal 2001, in order to increase efficiency and verify accuracy of shipments, we added a product scanning software enhancement that utilizes RF technology at our distribution facility.

         In fiscal 2002, we relocated our sole distribution facility from Columbus, Ohio into a newly built customized facility in Louisville, Kentucky.

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

         Since many products and components are more competitively manufactured outside our facilities, we began strategic sourcing of some product components in China in 1999. During fiscal 2001 and 2002, we continued to expand our sourcing capabilities to include manufacturers in Europe, Asia, Mexico, and South America, and dedicated resources to manage these relationships.

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

         This relationship has allowed us to tap into the substantial resources and expertise of Acxiom that were unavailable to us on a standalone basis. Acxiom provides all information technology services support for us, including server management, data network services, local area and wide area networks, desktop support, help desk services, and all of our application software support needs. We expect technology to provide significant efficiencies and capabilities to us in servicing our customers in the future.

RAW MATERIALS

         The primary raw materials used to produce our products are steel, fiberglass, and ash wood.

         - Steel. We purchase our steel requirements from several domestic suppliers. The primary considerations in specialty steel sourcing are metallurgy, price, and width. We have strong and long-established relationships with our steel suppliers and have never experienced sourcing problems. We do not enter into long-term contracts for steel purchases. We purchased the majority of our steel requirements from Steel Technologies and Shiloh Industries, Inc. in fiscal 2002.

         - Fiberglass. The primary considerations for sourcing fiberglass are production capacities, quality, and cost. Fiberglass is used primarily in the production of high-end tools. We purchased the majority of our fiberglass requirements from Strongwell in fiscal 2002.

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

ASSOCIATES

         As of December 31, 2002, we employed approximately 450 people (including seasonal associates), approximately 350 of whom were paid on an hourly basis. Our staffing requirements fluctuate during the year due to the seasonal nature of sales in the lawn and garden industry, and approximately 50 additional seasonal associates are utilized during our busy season. The average tenure of our hourly associates is over 10 years. Hourly associates at the Delaware, Ohio sawmill are represented by the International Association of Machinists ("IAM"). Our contract with the IAM expires in April 2003. During 2002, we negotiated a Closure Agreement with the IAM for our Columbus, Ohio distribution facility. The International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers ("IBB") represents the hourly associates in Frankfort, New York. Our contract with the IBB expires in June 2004. During 2002, we negotiated a Closure Agreement with the International Brotherhood of Teamsters ("IBT") for our Portville, New York sawmill. The Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO ("AGM") represents hourly associates at our Hebron, Ohio injection molding facility. Our contract with the AGM expires in March 2005. No other associates are represented by unions.

         We have not been subject to a strike or work stoppage in over 20 years, and management believes that our relationships with associates, the IAM, the IBB, and the AGM are good. There can be no assurance, however, that future labor contract negotiations will be successful or occur without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

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

         At December 31, 2002, we believe that we have no significant outstanding environmental issues.

ITEM 2.   PROPERTIES

         Our headquarters and executive offices, located in Columbus, Ohio, occupy approximately 40,000 square feet in a facility that we lease. As of December 31, 2002, we owned or leased the following other principal properties for use in our business as set forth below:

                         Location                      Owned or Leased         Square Feet
                         --------                      ---------------         -----------

                  DISTRIBUTION FACILITY:
                  Louisville, Kentucky                      Leased               250,000

                  MANUFACTURING FACILITIES:
                  Frankfort, New York(1)                    Owned                263,710
                  Hebron, Ohio                              Owned                107,200

                  SAWMILLS:
                  Frankfort, New York(1)                    Owned                 59,490
                  Delaware, Ohio                            Owned                 51,100
                  Shippensburg, Pennsylvania                Owned                 15,000
                  Lebanon, Kentucky                         Owned                 13,500
                  Cookeville, Tennessee                     Owned                 12,100
                  Portville, New York                       Owned                  9,000
                  Huntington, Indiana                       Owned                  7,600


                  (1) Our 351,000 square foot Frankfort, New York facility is comprised of a manufacturing facility, a sawmill, and approximately 27,800 square feet of office space.

         We believe that our existing manufacturing facilities, distribution facility, and sawmills are adequate for the current level of operations. We believe that our manufacturing facilities have sufficient excess capacity to accommodate a 35% to 50% increase in the current level of output.

ITEM 3.   LEGAL PROCEEDINGS

         From time to time, we are involved in routine litigation incidental to the conduct of business. We believe that no currently pending litigation to which we are a party will have a material adverse effect on our financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2002 Annual Meeting of Stockholders on November 20, 2002. Holders of 6,251,816 shares of our common stock were present representing 92.1% of our common shares issued and outstanding and entitled to vote at the meeting.

         The following persons were elected as members of our Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                          Name                            Voted For                Votes Withheld
                          ----                            ---------                --------------

                  William W. Abbott                       5,951,585                     300,231
                  Vincent J. Cebula                       5,951,585                     300,231
                  John J. Kahl, Jr.                       5,941,750                     310,066
                  James R. Lind                           5,976,437                     275,379
                  John L. Mariotti                        5,951,437                     300,379
                  A. Corydon Meyer                        5,944,937                     306,879

         The proposal to approve Ernst & Young LLP as our independent certified public accountants passed with 6,135,602 shares voting in favor, 84,279 shares voting against, and 31,935 shares abstaining.

         The proposal to approve the amendment to our 1997 Non-Employee Director Stock Option Plan to increase the number of shares available for issuance from 500,000 to 3,000,000 shares passed with 4,586,928 shares voting in favor, 349,654 shares voting against, and 1,372 shares abstaining.

         The proposal to approve the amendment to our 1997 Stock Incentive Plan to increase the number of shares available for issuance from 1,000,000 to 2,500,000 shares passed with 4,588,228 shares voting in favor, 348,354 shares voting against, and 1,372 shares abstaining.

         The proposal to approve our Long-Term Incentive Plan passed with 4,739,740 shares voting in favor, 195,579 shares voting against, and 2,635 shares abstaining.

         The proposal to approve the amendment to our Certificate of Incorporation increasing the number of shares of preferred stock available for issuance from 1,000 to 1,000,000 shares passed with 4,598,928 shares voting in favor, 331,494 shares voting against, and 7,532 shares abstaining.

         The proposal to approve the amendment to our Certificate of Incorporation that would establish restrictions on transfers of our common stock passed with 5,946,090 shares voting in favor, 303,354 shares voting against, and 2,372 shares abstaining.

         The proposal to approve the grant of stock options and restricted stock to our key employees and non-employee directors passed with 4,574,700 shares voting in favor, 362,454 shares voting against, and 800 shares abstaining.

         The proposal to approve the issuance of shares of our common stock upon conversion of our 12% convertible notes passed with 5,935,962 shares voting in favor, 314,929 shares voting against, and 925 shares abstaining.

         The proposal to approve the issuance of shares of our common stock upon conversion of our preferred stock passed with 4,620,000 shares voting in favor, 317,029 shares voting against, and 925 shares abstaining.

         The proposal to approve the amendment of our Certification of Incorporation increasing the number of shares of common stock available for issuance from 20,000,000 to 200,000,000 shares passed with 5,933,197 shares voting in favor, 317,494 shares voting against, and 1,125 shares abstaining.

         The proposal to approve the issuance of shares of our common stock pursuant to our rights offering passed with 4,602,060 shares voting in favor, 334,769 shares voting against, and 1,125 shares abstaining.

         The proposal to approve the 1-for-10 reverse stock split passed with 6,027,565 shares voting in favor, 222,779 shares voting against, and 1,472 shares abstaining.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market in June 1997 under the symbol "ACRN". On December 17, 1999, our common stock began trading under the same symbol on the Nasdaq SmallCap Market. The following table sets forth the closing sales prices of the common stock on the Nasdaq SmallCap Market during the periods indicated:

                                                                     Market Price
                                                               ------------------------
                      Fiscal (Calendar) Period                   High             Low
                      ------------------------                  -----            -----
                      2001:    First Quarter                    $9.06            $5.00
                               Second Quarter                   13.30             5.00
                               Third Quarter                     7.40             3.60
                               Fourth Quarter                    5.80             3.30

                      2002:    First Quarter                    $7.65            $3.50
                               Second Quarter                    6.80             4.00
                               Third Quarter                     4.50             3.00
                               Fourth Quarter                    4.13             1.10

                      2003:    First Quarter                    $3.51            $2.50
                                 (through March 21, 2003)


         As of March 21, 2003, the approximate number of record holders of our common stock was 28. The closing sales price of our common stock on March 21, 2003 was $3.45 per share.

         We have never paid, and currently do not intend to pay, any cash dividends on our common stock. We are a holding company with no business operations of our own. Therefore, we are dependent upon payments, dividends, and distributions from UnionTools for funds to pay dividends to our stockholders. UnionTools currently intends to retain any earnings for support of its working capital, repayment of indebtedness, capital expenditures, and other general corporate purposes. UnionTools has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. Our revolving credit facility contains restrictions on UnionTools' ability to pay dividends or make payments or other distributions to us. The credit facility provides that, unless UnionTools meets certain financial tests, it may not declare any dividends or make any other payments or distributions to us except for amounts necessary to pay our operating expenses up to $300,000 per year and to pay our federal and state income taxes.

         In connection with the Recapitalization Transaction (see Item 7), we received stockholder approval for a 1-for-10 reverse stock split. Our common stock began trading on a reverse-split basis on November 21, 2002. As a result of the reverse stock split, every 10 shares of our common stock issued and outstanding as of November 21, 2002, was combined into one share of our common stock. In lieu of fractional shares, we paid cash to our stockholders. The reverse stock split also affected options, warrants, and other securities convertible into or exchangeable for shares of our common stock that were issued and outstanding immediately prior to November 21, 2002.

ITEM 6.   SELECTED FINANCIAL DATA

         We have derived the selected consolidated financial data for fiscal 1998, fiscal 1999, fiscal 2000, fiscal 2001, and fiscal 2002 from our audited consolidated financial statements. We have derived the selected consolidated financial data for calendar 1999 from our unaudited consolidated financial statements. Certain amounts from prior years have been reclassified to conform to the fiscal 2002 presentation. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.

            Fiscal Year Ended (except calendar year ended 12/31/1999)
                     (In thousands, except per share data)

                                    ------------  ------------ ------------- ------------- ------------ -------------
                                    07/31/1998    07/30/1999    12/31/1999    12/31/2000   12/31/2001    12/31/2002
                                    ------------  ------------ ------------- ------------- ------------ -------------
                                                               (Unaudited)
STATEMENT OF OPERATIONS DATA:
Net sales                              $109,538      $114,025      $115,215      $112,946      $91,304       $91,203
Cost of goods sold                       87,389        97,166       102,376        94,464       70,404        70,088
                                    ------------  ------------ ------------- ------------- ------------ -------------
Gross profit                             22,149        16,859        12,839        18,482       20,900        21,115

Selling, general and                     16,904        19,245        20,250        18,407       15,151        15,566
  administrative expenses
Interest expense                          2,560         3,401         4,097         6,947        5,895         4,068
Amortization of intangibles                 917         1,087         1,091           974          876             0
Asset impairment(1)                           0             0         2,800         4,402       14,130         4,241
Other expenses, net(2)                      259         3,321         5,080         1,640          443         3,004
                                    ------------  ------------ ------------- ------------- ------------ -------------
Income (loss) from continuing             1,509       (10,195)      (20,479)      (13,888)     (15,595)       (5,764)
  operations before income taxes
Income taxes (benefit)                      230           145           755            80           84           (51)
Preferred stock dividends                     0             0             0             0            0           480
                                    ------------  ------------ ------------- ------------- ------------ -------------
Income (loss) from continuing             1,279       (10,340)      (21,234)      (13,968)     (15,679)       (6,193)
  operations
Loss from discontinued                        0          (936)         (921)            0            0             0
                                    ------------  ------------ ------------- ------------- ------------ -------------
  operations(3)
Net income (loss)                        $1,279      ($11,276)     ($22,155)     ($13,968)    ($15,679)      ($6,193)
                                    ============  ============ ============= ============= ============ =============

Income (loss) from continuing             $1.98       ($16.38)      ($34.55)      ($23.06)     ($25.86)       ($8.61)
  operations per share
  (basic and diluted)
Weighted average number of              646,411       631,353       614,662       605,736      606,222       718,987
  shares outstanding

OTHER DATA:
Gross margin                              20.2%         14.8%         11.1%         16.4%        22.9%         23.2%

Net cash provided by (used in)            ($233)       $1,359       ($4,743)       $4,056       $3,362        $2,685
  operating activities
Net cash provided by (used in)         ($13,418)      ($4,935)      ($5,343)       $2,528      ($1,211)      ($2,272)
  investing activities
Net cash provided by (used in)          $13,382        $3,558        $9,864       ($7,314)     ($1,356)        ($623)
  financing activities

BALANCE SHEET DATA:
Working capital from                    $30,645       $15,118       $10,702        $5,690       $5,156        $9,833
  continuing operations(4)
Total assets                            112,633       108,867       105,073        81,881       61,152        55,467
Total debt                               32,317        38,363        49,387        41,942       40,565        21,842
Stockholders' equity                     64,351        50,190        36,964        22,310        6,062        14,000


(1) A goodwill impairment charge of $4.2 million was recognized in fiscal 2002 based on management review of the recoverability of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. A goodwill impairment charge of $14.1 million was recognized in fiscal 2001 based on management review of the recoverability of goodwill. There were asset impairment charges of $4.4 million in fiscal 2000 and $2.8 million in calendar 1999 based on our review of the net realizable value of certain long-lived assets (primarily goodwill) related to the manufacture and sale of watering products.

(2) In fiscal 1999, we recognized expenses related to strategic transactions of $994,000, consolidation of manufacturing facilities of $993,000, and consolidation of watering products operations of $355,000.

         In calendar 1999, we recognized expenses related to management restructuring charges, including severance and relocation expenses, of $668,000.

         In fiscal 2000, we recognized a $1.2 million loss in connection with the sale of certain assets related to our watering products operations and other expenses of $408,000 in connection with management restructuring charges, including severance and relocation expenses.

         In fiscal 2001, expenses of $545,000 were recognized for financial advisory, consulting and legal fees incurred to evaluate strategic alternatives.

         In fiscal 2002, we incurred $1.0 million of expense for financial advisory, consulting and legal fees associated with our recapitalization and refinancing. We also incurred $2.0 million of expense related to the relocation of our distribution facility from Columbus, Ohio to Louisville, Kentucky.

(3) In fiscal and calendar 1999, we incurred a loss from discontinued operations primarily due to a workers' compensation adjustment of $758,000 related to divested operations and sales tax obligation of $128,000 related to the sale of a subsidiary.

(4) Represents current assets less current liabilities (excluding the Acquisition Facility and the Junior Participation Term Loan Note).

         We have derived the selected consolidated financial data for transition year 1999 and for the comparable period of 1998 from our audited consolidated financial statements. We include this reference because we changed from a fiscal year end (the Friday closest to July 31 of the applicable year) to a calendar year end after we filed our Annual Report on Form 10-K for fiscal 1999. The 1999 transition year is the five-month period from July 31, 1999 to December 31, 1999. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.


                                                                         Five-Month Period Ended
                                                                              (In thousands,
                                                                          except per share data)
                                                                   -------------------------------------
                                                                       1/3/1999           12/31/1999
                                                                   -----------------   -----------------
                                                                     (Unaudited)
         STATEMENT OF OPERATIONS DATA:
         Net sales                                                          $35,178             $36,366
         Cost of goods sold                                                  28,517              33,727
                                                                   -----------------   -----------------
         Gross profit                                                         6,661               2,639
         Selling, general and administrative expenses                         6,622               7,625
         Interest expense                                                     1,209               1,905
         Amortization of intangibles                                            444                 448
         Asset impairment                                                         0               2,800
         Other expenses, net                                                  1,010               2,769
                                                                   -----------------   -----------------
         Loss from continuing operations before income taxes                 (2,624)            (12,908)
         Income taxes (benefit)                                                (527)                 83
                                                                   -----------------   -----------------
         Loss from continuing operations                                     (2,097)            (12,991)
         Loss from discontinued operations                                     (165)               (150)
                                                                   -----------------   -----------------

         Net loss                                                           ($2,262)           ($13,141)
                                                                   =================   =================
         Loss from continuing operations per share                           ($3.24)            ($21.57)
           (basic and diluted)
         Weighted average number of shares outstanding                      646,410             602,317

         OTHER DATA:
         Gross margin                                                         18.9%                7.3%

         Net cash used in operating activities                              ($2,266)            ($8,368)
         Net cash used in investing activities                              ($2,155)            ($2,563)
         Net cash provided by financing activities                           $4,729             $11,035

         BALANCE SHEET DATA:
         Working capital from continuing operations                         $28,067             $10,702
         Total assets                                                       114,893             105,073
         Total debt                                                          37,046              49,387
         Stockholders' equity                                                62,090              36,964


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

         In February 2003, Acorn Merger Corporation ("AMC"), The TCW Group, Inc., Trust Company of the West, TCW Asset Management Company, TCW Special Credits, Oaktree Capital Management, LLC, OCM Principal Opportunities Fund, L.P., A. Corydon Meyer, John G. Jacob, Gary W. Zimmerman, and Carol B. LaScala (collectively, the "Filing Persons"), who collectively own 92.5% of our common stock, filed a Schedule 13E-3 with the Securities and Exchange Commission ("Commission") stating that they intend to merge AMC with and into our Company. Upon consummation of the merger and filing of a Form 15 with the Commission, we will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 and cease to be a "public" company. In the merger, each share of our common stock not owned by AMC will be converted into the right to receive $3.50. For more information about the merger, see the Schedule 13E-3 filed by the Filing Persons.

         Founded in 1890, we completed an initial public offering in 1997. We used a portion of the proceeds of such offering to repay debt associated with a 1988 leveraged buyout. Since 1991, we have implemented a business strategy designed to transform us from a manufacturing-oriented industrial company into a marketing-oriented consumer products and service company. The central elements of our approach include a market segmentation strategy based primarily on brand management and a merchandising strategy based on attractive and informative product displays and labeling. We have structured the organization toward and have maintained sufficient inventory levels such that we deliver on time and in full to our customers.

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

         We experienced manufacturing inefficiencies during the first half of fiscal 2000, primarily due to the effects of consolidating manufacturing facilities in the second half of calendar 1999. Those issues were addressed and resolved in fiscal 2001, with the focus on cost savings opportunities. During fiscal 2000, we also decreased the cost of our logistical processes, reducing the number of distribution facilities from three to one. These reductions were accomplished with minimal effect on service level performance. The net result is that we believe that we have been able to correct the problems that arose in calendar 1999 and contributed to the operating losses during that time period.

         The discontinuation of watering products and cost management on sales support and other overhead expenses allowed us to lower our selling, general and administrative costs in fiscal 2000. This was partially offset late in fiscal 2000 by our decision to outsource all information system functions and support to Acxiom Corporation. The transition was completed in fiscal 2001, with no disruption to our business and resulting in a strengthened technology platform and resources available to us.

         In fiscal 2002 and fiscal 2001, we were able to see the results of our cost savings efforts across all areas of the business. Margins were up and overhead costs were down versus prior years. During fiscal 2001, we were able to make favorable changes in the employee benefit programs, including the termination of certain retiree medical and life benefits. During fiscal 2001, we were able to leverage our strong relationship with employees to negotiate a one-year extension of our current agreement at our injection molding facility, in addition to a three-year contract with the union representing the workers at our primary manufacturing facility in Frankfort, New York. During fiscal 2002, we were successful in relocating our primary distribution facility from Columbus, Ohio to Louisville, Kentucky. The Louisville distribution center should provide cost savings estimated to be $1.0 million per annum.

         While we made significant progress in fiscal 2001 in terms of improved operating profitability primarily through cost reductions, this was dampened due to the effect of the ongoing retail consolidation within our industry. We had several customers file for bankruptcy or liquidation during fiscal 2001, with the resulting loss of business and bad debt negatively affecting our financial performance.

         During fiscal 2002, we entered into a Recapitalization Transaction, resulting in a new $10.0 million equity investment and a conversion of $8.3 million of subordinated debt into equity from our majority stockholders representing funds and accounts managed by TCW Special Credits and Oaktree Capital Management, LLC (the "Principal Holders"). We also entered into a new $45.0 million credit facility, agented by CapitalSource Finance, LLC (the "Lender"), consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The facility expires in June 2007.

RESULTS OF OPERATIONS

         The following table sets forth certain components of our consolidated statement of operations data expressed as a percentage of net sales:


                                                                         Fiscal Year Ended (12 months)
                                                                  --------------------------------------------
                                                                   12/31/2000      12/31/2001     12/31/2002
                                                                  -------------   -------------  -------------

                Net sales                                               100.0%          100.0%         100.0%
                Cost of goods sold                                       83.6%           77.1%          76.8%
                                                                  -------------   -------------  -------------
                Gross profit                                             16.4%           22.9%          23.2%
                Selling, general and administrative expenses             16.3%           16.6%          17.1%
                Interest expense                                          6.2%            6.4%           4.5%
                Amortization of intangibles                               0.9%            1.0%           0.0%
                Asset impairment                                          3.9%           15.5%           4.7%
                Other expenses, net                                       1.4%            0.5%           3.3%
                                                                  -------------   -------------  -------------
                Loss before income taxes                                -12.3%          -17.1%          -6.4%
                Income taxes                                              0.1%            0.1%          -0.1%
                                                                  -------------   -------------  -------------
                Net loss                                                -12.4%          -17.2%          -6.3%
                Preferred stock dividends                                 0.0%            0.0%           0.5%
                                                                  -------------   -------------  -------------
                Net loss attributable to common stockholders            -12.4%          -17.2%          -6.8%
                                                                  =============   =============  =============

FISCAL 2002 COMPARED TO FISCAL 2001

         Net Sales. Net sales decreased 0.1%, or $0.1 million, to $91.2 million in fiscal 2002 compared to $91.3 million in fiscal 2001. The decline in net sales was due to the absence of certain customers in fiscal 2002, who had purchased approximately $2.0 million in fiscal 2001, but subsequently filed for bankruptcy or liquidation. In addition, we experienced softer demand for our products due to general economic conditions and cold spring weather in the second quarter of fiscal 2002. This effect was partially offset by gains in our custom injection molded products and an improvement in customer deductions, a result of ongoing programs to drive operational efficiencies and service levels.

         Gross Profit. Gross profit increased 1.0%, or $0.2 million, to $21.1 million for fiscal 2002 compared to $20.9 million in fiscal 2001. Gross margin increased to 23.2% for fiscal 2002 from 22.9% for fiscal 2001. The increase is primarily due to continued cost improvements and efficiencies in our manufacturing and logistical processes, lowering our product cost and generating fewer customer deductions. These gains were partially offset by the absence in fiscal 2002 of a gain of $2.0 million less related expenses recognized in fiscal 2001, related primarily to the net favorable effect of the termination of certain retiree medical and life benefits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 2.7%, to $15.6 million for fiscal 2002 versus $15.2 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 17.1% in fiscal 2002 as compared to 16.6% in fiscal 2001. During fiscal 2002, we incurred $1.2 million with respect to restricted stock and director bonuses for the success of the strategic alternative process and our performance. In the fourth quarter of fiscal 2002, we recognized $1.1 million in expense related to a long-term cash incentive program approved and implemented during the quarter. It replaces a stock option driven long-term management incentive program. The increase in selling, general and administrative expenses is primarily due to the long-term cash incentive program in addition to restricted stock agreements and directors' bonuses, offset by lower sales support costs, in part due to lower sales volume, an increase in information technology costs as a component of product cost, and reductions in employee related costs and other discretionary expenses.

         Operating Profit. Operating profit (gross profit less selling, general and administrative expenses) decreased 3.5%, or $0.2 million, to $5.5 million for fiscal 2002 compared to $5.7 million in the comparable period of fiscal 2001. The decrease in operating profit is attributable primarily to the items discussed above.

         Interest Expense. Interest expense decreased $1.8 million, or 31.0%, to $4.1 million in fiscal 2002 compared to $5.9 million in fiscal 2001. We have benefited from lower debt levels, lower interest rates and the absence of fees associated with the extension of our credit facility in fiscal 2001.

         Goodwill. Amortization of goodwill decreased $0.9 million, or 100.0%, in fiscal 2002 compared to $0.9 million in the comparable period of fiscal 2001 due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Goodwill is no longer amortized under the new accounting rule.

         Asset Impairment. We performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, market conditions arising during fiscal 2002 indicated that goodwill impairment may have occurred during fiscal 2002. Accordingly, pursuant to Statement No. 142, we performed the next phase of the impairment evaluation and concluded that goodwill was impaired which resulted in a $4.2 million goodwill impairment charge in the third quarter of fiscal 2002. The outcome of the evaluation was influenced by the valuation of individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, pension obligations, trademarks, and employment agreements. In addition, the enterprise fair value used for purposes of determining the implied fair value of goodwill was derived from the value ascribed to us under the Recapitalization Transaction discussed in Note 3 to our consolidated financial statements. We recognized a $14.1 million goodwill impairment charge in fiscal 2001 based on management evaluation of the recoverability of goodwill at that time.

         Other Expenses, Net. Other expenses, net, of $3.0 million were incurred in fiscal 2002 compared to $0.4 million in fiscal 2001. In the second quarter of fiscal 2002, we incurred $1.0 million of financial advisory, consulting and legal fees associated with our recapitalization and refinancing. During fiscal 2002, we also incurred $2.0 million related to the relocation of our primary distribution facility from Columbus, Ohio to Louisville, Kentucky. The Louisville distribution facility, now fully functioning as our primary distribution facility, should provide cost savings estimated to be $1.0 million per annum. In fiscal 2001, we spent $0.5 million, primarily in financial advisory, consulting and legal fees, to pursue and evaluate strategic alternatives leading up to the Recapitalization Transaction.

         Loss Before Income Taxes. Loss before income taxes improved $9.8 million, to a loss of $5.8 million for fiscal 2002 compared to a loss of $15.6 million in fiscal 2001. The decline in losses is attributable primarily to the items discussed above, in particular the goodwill impairment charge.

         Net Loss. Net loss improved $10.0 million, to a loss of $5.7 million for fiscal 2002 compared to a loss of $15.7 million in fiscal 2001 due to the items described above.

         Preferred Stock Dividends. As part of our Recapitalization Transaction discussed under "Liquidity and Capital Resources" below, we issued $8.2 million of 12% preferred stock that was outstanding during the second half of fiscal 2002. As a result, we incurred a preferred stock dividend of $0.5 million in fiscal 2002. The preferred stock, including accrued dividends, was converted to common stock upon closing of the Rights Offering, also discussed under "Liquidity and Capital Resources."

         Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders improved $9.5 million, to a loss of $6.2 million for fiscal 2002 compared to a loss of $15.7 million in fiscal 2001. Net loss attributable to common stockholders per common share (basic and diluted) was $8.61 for fiscal 2002 based on a weighted average number of common shares outstanding of approximately 718,987, compared to net loss per common share of $25.86 (basic and diluted) for fiscal 2001, based on a weighted average number of common shares outstanding of approximately 606,222.

FISCAL 2001 COMPARED TO FISCAL 2000

         Net Sales. Net sales decreased 19.2%, or $21.6 million, to $91.3 million for fiscal 2001 compared to $112.9 million in fiscal 2000. The decline in net sales was driven by a drop in the sale of long handle tools, caused by soft demand during the spring season and the credit condition of a few key customers, limiting our ability to ship their full demand in fiscal 2001. We believe the soft demand has been industry wide and resulted from customer actions to manage to lower retail inventories, as well as, a longer winter weather pattern across the country that negatively effected spring season purchases. The discontinuation of the sale and manufacture of watering products and the ongoing rationalization of customers and products within our custom injection molding product line also contributed to the decline in net sales in fiscal 2001. These unfavorable factors were partially offset by favorable gains in allowances and deductions, driven by the continued improvement in our logistical and manufacturing operations.

         Gross Profit. Gross profit increased 13.1%, or $2.4 million, to $20.9 million for fiscal 2001 compared to $18.5 million in fiscal 2000. Gross margin increased to 22.9% for fiscal 2001 from 16.4% for fiscal 2000. The increase in gross profit was due to cost improvements partially offset by lower sales volume and the related loss of overhead absorption from lower production levels. Included in the cost improvements are the net favorable effect of changes in certain employee benefit plans, including the termination of certain retiree medical and life benefits, which resulted in a one-time gain of $2.0 million less related expenses. Also included are the favorable gains from allowances and deductions, driven by the continued improvement in our logistical and manufacturing operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.2 million, or 17.7%, to $15.2 million for fiscal 2001 versus $18.4 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 16.6% in fiscal 2001 as compared to 16.3% in fiscal 2000. The decrease in selling, general and administrative expenses is due to cost reductions in sales support costs and administrative overhead in response to lower sales volume, including the effect of the discontinuation of watering products.

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

         Asset Impairment Charge. An asset impairment charge of $14.1 million was recognized in fiscal 2001 based on management review of the recoverability of goodwill given the completion of our evaluation of strategic alternatives. There was an asset impairment charge of $4.4 million in fiscal 2000 based on our review of the net realizable value on certain long-lived assets (primarily goodwill) related to the manufacture and sale of watering products.

         Other Expenses, Net. Other expenses decreased $1.2 million, or 73.0%, to $0.4 million for fiscal 2001 compared to $1.6 million in fiscal 2000. The improvement is primarily due to the absence of costs associated with the sale of certain assets related to the manufacturing and sale of watering products. In fiscal 2001, we spent $0.5 million, primarily in financial advisory, consulting and legal fees, to pursue and evaluate strategic alternatives leading up to the Recapitalization Transaction.

         Loss Before Income Taxes. Loss before income taxes deteriorated to a loss of $15.6 million for fiscal 2001 compared to a loss of $13.9 million in fiscal 2000. The deterioration was due primarily to the goodwill writedown discussed above.

         Net Loss. Net loss was $15.7 million for fiscal 2001 compared to a net loss of $14.0 million in fiscal 2000. Net loss per share was $25.86 (basic and diluted) for fiscal 2001 based on a weighted average number of shares outstanding of approximately 606,222, compared to net loss per share of $23.06 (basic and diluted) for fiscal 2000, based on a weighted average number of shares outstanding of approximately 605,736.

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

         Weather is the single most important factor in determining market demand for our products and also is the least predictable. For example, springtime flooding unfavorably affects the sale of most types of lawn and garden equipment, while moderate to heavy snowfall during winters usually results in a surge in demand for snow shovels. Bad weather during the spring gardening season can adversely affect overall annual sales, but if the weather is favorable during construction projects, such as new housing starts and government spending on highways, this usually represents an increase in demand for long handle tools.

         The following table sets forth certain unaudited data for each of the quarters in fiscal 2001 and fiscal 2002. The financial data for each of these quarters is unaudited but includes all adjustments which we believe to be necessary for a fair presentation. All quarters include normal recurring adjustments. These operating results, however, are not necessarily indicative of results for any future period.



                                                                          Fiscal 2001
                                                           Quarter Ended (Unaudited - in thousands)
                                              ------------------------------------------------------------------
                                               04/01/2001        07/01/2001       09/30/2001       12/31/2001
                                              --------------   ---------------  ---------------  ---------------
      Net sales                                     $27,842           $28,752          $17,414          $17,296
      Cost of goods sold                             20,626            23,291           13,108           13,379
                                              --------------   ---------------  ---------------  ---------------
      Gross profit                                    7,216             5,461            4,306            3,917
      Selling, general and administrative             3,775             3,971            3,793            3,612
                                              --------------   ---------------  ---------------  ---------------
        expenses (SG&A)
      Gross profit less SG&A(1)                      $3,441            $1,490             $513             $305
                                              ==============   ===============  ===============  ===============

      Net sales as a percentage of                    30.5%             31.5%            19.1%            18.9%
        full year net sales
      Gross profit as a percentage of                 34.5%             26.1%            20.6%            18.8%
        full year gross profit




                                                                         Fiscal 2002
                                                               Quarter Ended (Unaudited - in thousands)
                                              ------------------------------------------------------------------
                                               03/31/2002        06/30/2002       09/29/2002       12/31/2002
                                              --------------   ---------------  ---------------  ---------------
      Net sales                                     $26,835           $26,655          $19,306          $18,407
      Cost of goods sold                             20,083            20,236           14,682           15,087
                                              --------------   ---------------  ---------------  ---------------
      Gross profit                                    6,752             6,419            4,624            3,320
      Selling, general and administrative             3,303             3,418            3,097            5,748
                                              --------------   ---------------  ---------------  ---------------
        expenses (SG&A)
      Gross profit less SG&A(1)                      $3,449            $3,001           $1,527          ($2,428)
                                              ==============   ===============  ===============  ===============

      Net sales as a percentage of                    29.4%             29.2%            21.2%            20.2%
        full year net sales
      Gross profit as a percentage of                 32.0%             30.4%            21.9%            15.7%
        full year gross profit


(1) Does not include amortization of intangibles and other expenses, each of which generally are non-seasonal in nature.


LIQUIDITY AND CAPITAL RESOURCES

         We are substantially dependent upon borrowing under our credit facility. Our primary cash needs are for working capital, capital expenditures, and debt service. We have financed our working capital, capital expenditures, and debt service through internally generated cash flow and funds borrowed under our revolving credit facility. As of December 31, 2002, approximately $7.5 million was available under the revolving portion of the credit facility. Indebtedness outstanding bears interest at prime plus 5.0% for the term loan portion and prime plus 3.0% for the revolving portion of the credit facility.

         Net cash provided by operations was $2.7 million in fiscal 2002 compared to net cash provided by operations of $3.4 million in fiscal 2001. Changes in operating assets and liabilities contributed $0.4 million to net cash provided by operations in fiscal 2002 compared to a $1.1 million contribution in fiscal 2001. The decrease was due to many factors, in particular an increase in deferred financing fees of $1.2 million. We have made significant progress in reducing inventory levels to support the business in the past year, generating $3.6 million in cash flow in fiscal 2002. Sales were relatively flat in fiscal 2002 compared to fiscal 2001, generating only a slight improvement in cash flow from receivables. Accounts payable and accrued expenses were a use of cash of $2.1 million in fiscal 2002, due to a payment of accrued success fees of $2.0 million during fiscal 2002.

         We made capital expenditures of approximately $2.4 million in fiscal 2002, $1.2 million in fiscal 2001, and $1.5 million in fiscal 2000. The capital expenditures relate to ongoing improvements of property, plant and equipment, manufacturing process improvements, increased manufacturing capacity, and system/technology infrastructure upgrades or enhancements. Capital expenditures were higher in fiscal 2002 primarily due to the investments made at our new distribution facility in Louisville, Kentucky.

         On June 28, 2002, we entered into a Recapitalization Transaction, resulting in a new $10.0 million equity investment and a conversion of $8.2 million of subordinated debt into equity from our majority stockholders representing funds and accounts managed by TCW Special Credits and Oaktree Capital Management, LLC (the "Principal Holders"). We also entered into a new $45.0 million credit facility, agented by CapitalSource Finance, LLC (the "Lender"), consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The facility expires in June 2007. The majority of the proceeds from this transaction were applied to our previous credit facility ($33.7 million was borrowed as of June 27, 2002), that otherwise expired on June 30, 2002. At December 31, 2002, we had $7.5 million available to borrow under our new credit facility and were in compliance with the covenants of our credit facility.

         Our primary cash needs are for working capital, capital expenditures and debt service. We continue to finance these needs through internally generated cash flow and funds borrowed under the credit facility. We believe that the liquidity provided by the Recapitalization Transaction and new credit facility will be sufficient to move through our operating cycle.

Rights Offering

         In connection with the Recapitalization Transaction, holders of common stock received rights (at the rate of 1,000 rights per 100 shares of common stock) to purchase one share of newly-issued common stock at $5.00 per share (post-split) for each right received (the "Rights Offering"). Participation in the Rights Offering resulted in the issuance of two hundred shares of common stock.

New Credit Facility

         In conjunction with the new facility, we issued to the Lender 233,355 shares of our common stock during 2002, the value of which has been included in deferred financing fees and redeemable common stock in the balance sheet. In connection with a future termination in full of this new credit facility, the Lender has the right to require us to repurchase all the shares issued to such Lender at a price per share that is dependent on certain measures of cash flow, debt and cash at a future date. As of December 31, 2002, our potential repurchase obligation does not exceed the carrying value of the redeemable common stock.

Sale of Convertible Notes

         The Principal Holders purchased for cash from us $10.0 million principal amount of 12% Convertible Notes due June 15, 2005 (the "Convertible Notes"). Upon the closing of the Rights Offering, the Convertible Notes (together with accrued interest thereon) were converted into shares of our common stock at the Rights Offering price of $5.00 per share.

Note Exchange and Preferred Stock

         The Principal Holders received 822.6696 shares of newly-issued Series A Preferred Stock, $10,000 per share liquidation preference (the "Preferred Stock"), in exchange for all of their previously existing and outstanding interests in the 12% Junior Participation Notes (the "Junior Participation Notes") of UnionTools, our subsidiary, which represented the total amount of principal and accrued interest on the Junior Participation Notes.

         The Preferred Stock had an initial aggregate liquidation preference equal to $8.2 million and accrued dividends at a 12% annual rate. The Preferred Stock was converted into common stock at the Rights Offering price upon the closing of the Rights Offering based on the liquidation preference and accrued dividends owing thereon as of the closing date of the Rights Offering.

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, customer programs, allowance for doubtful accounts, inventories, pensions and post-employment benefits. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 10% for amounts one to thirty days past due to 100% for amounts more than 180 days past due based on our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimations of the recoverability of amounts due us could be reduced by a material amount.

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

         Goodwill. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In accordance with SFAS 142, we performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, market conditions arising during fiscal 2002 indicated that goodwill impairment may have occurred during fiscal 2002. Accordingly, pursuant to Statement No. 142, we performed the next phase of the impairment evaluation and concluded that goodwill was impaired which resulted in a $4.2 million goodwill impairment charge in the third quarter of fiscal 2002. The outcome of the evaluation was influenced by the valuation of individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, pension obligations, trademarks, and employment agreements. In addition, the enterprise fair value used for purposes of determining the implied fair value of goodwill was derived from the value ascribed to us under the Recapitalization Transaction. As required by Statement No. 142, we will perform an annual evaluation of goodwill impairment and, on an ongoing basis, assess whether there are indicators of impairment that will require additional testing for impairment.

         Income Taxes. We account for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on our history of operating losses and in accordance with SFAS No. 109, we record a 100% valuation allowance resulting in no net deferred tax asset being recognized.

         Stock-Based Compensation. We maintain several stock-based compensation plans. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options that are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the vesting period for options granted with an exercise price less than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options is estimated at the date of grant using the Black-Scholes option pricing model.

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

FORWARD-LOOKING STATEMENTS

         Statements in the foregoing discussion that indicate our intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in our business, the following important factors:

         - The Filing Persons have filed a Schedule 13E-3 with the Commission indicating their intention to take our Company private. There can be no assurance that the merger with AMC will be completed.

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

         - Our ten largest customers in the aggregate accounted for approximately 65% of gross sales in fiscal 2002. A substantial reduction or cessation of sales to these or other major customers could have a material adverse effect on our business, financial condition, and results of operations.

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

         - A key element of our growth strategy is to increase sales in certain distribution channels that we believe are growing more rapidly than the overall industry, such as home centers and mass merchants through retailers such as Home Depot, Wal-Mart, and Lowe's. There can be no assurance that retailers in such distribution channels will continue to open a significant number of new stores or, if opened, that we will be chosen to supply our products to all or a significant portion of such stores. In addition, there can be no assurance that such stores will generate significant additional sales for us or that such stores will not result in a reduction of sales to our other customers, whether through consolidation or otherwise.

         - Our future growth and development is largely dependent upon the services of A. Corydon Meyer, our Chairman, President, and Chief Executive Officer, as well as our other executive officers. The loss of Mr. Meyer's services, or the services of one or more of our other executive officers, could have a material adverse effect on us.

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

         - Most of our hourly associates are covered by collective bargaining or similar labor agreements. We currently are a party to three such agreements: one expires in 2003, one expires in 2004, and one expires in 2005. There can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

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

         - New housing starts often represent an addition to the overall number of consumers in the lawn and garden tool market and, accordingly, an increase in demand. Similarly, government spending on highways, bridges, and other construction projects often represents an increase in demand for long handle tools. A decline in housing starts or government spending on construction projects could result in a decrease in demand for our products and, accordingly, could have a material adverse effect on our business, financial condition, and results of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, together with the report thereon of Ernst & Young LLP, are set forth on pages F-1 through F-24 hereof (see Item 15 of this Annual Report on Form 10-K for the index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth for each of our directors, such person's name, age, and his position with us:

                      Name                 Age                 Position
                      ----                 ---                 --------

                William W. Abbott           71       Director

                Vincent J. Cebula           39       Director

                John J. Kahl, Jr.           62       Director

                John L. Mariotti            61       Director

                A. Corydon Meyer            48       Chairman, President, and Chief Executive Officer

         William W. Abbott became a director in January 1997, Chairman in October 1999, and resigned his position as Chairman in December 2002. Mr. Abbott currently is self-employed as a business consultant. From August 1989 to January 1995, Mr. Abbott served as Senior Advisor to the United Nations Development Programme. In 1989, Mr. Abbott retired from 35 years of service at Procter & Gamble as a Senior Vice President in charge of worldwide sales, marketing and other operations. He currently serves as Chairman and Director of Rotech Healthcare, Inc., a member of the Boards of Directors of Horace Mann Educators Corporation and Millenium Bank of Edwards, Colorado, a member of the Advisory Board of Manco, Inc., a member of the Board of Overseers of the Duke Cancer Center, and an Executive Professor at Florida Gulf Coast University.

         Vincent J. Cebula became a director in June 2001. Mr. Cebula is a Managing Director of Oaktree Capital Management, LLC ("Oaktree"), where he has worked since June 1995. From April 1994 until May 1995, Mr. Cebula was a Senior Vice President of TCW Asset Management Company.

         John J. Kahl, Jr. became a director in December 1999. Mr. Kahl is currently President and Chief Executive Officer of Jack Kahl & Associates, LLC. From 1963 to 2000, Mr. Kahl served as Chief Executive Officer of Manco, Inc., a subsidiary of Henkel Corporation, the North American operating company of the Henkel Group. Mr. Kahl currently serves on the Boards of Directors of Royal Appliance Mfg. Co. and American Greetings Corporation.

         John L. Mariotti became a director in December 1999. Mr. Mariotti currently serves as President and Chief Executive Officer of The Enterprise Group, a coalition of time-shared business advisors. From 1992 to 1994, Mr. Mariotti served as President of Rubbermaid's Office Products Group. From 1983 to 1992, Mr. Mariotti served as President of Huffy Bicycles. Mr. Mariotti is currently the Chairman of the Board of WKI Holding Company, Inc. of Reston, Virginia, a Director of Home Care Industries, Amrep, Inc. of Marietta, Georgia, a Director of Doskocil Manufacturing of Arlington, Texas, and a member of the Advisory Board of Manco, Inc.

         A. Corydon Meyer became a director, the President, and Chief Executive Officer of the Company and UnionTools in September 1999. Mr. Meyer was elected Chairman in December 2002. Mr. Meyer joined the Company in June 1999 as Senior Vice President of Sales and Marketing. From 1998 to 1999, Mr. Meyer served as Vice President and Chief Operating Officer of Reiker Enterprises, Inc. From 1990 to 1998, Mr. Meyer served as Vice President and Business Unit Manager of Lamson & Sessions Co. From 1977 to 1990, Mr. Meyer served in various finance, manufacturing, sales, and marketing positions with White Consolidated Industries, most recently as Vice President, Sales and Marketing, of Cooking Products.

MEETINGS, COMMITTEES AND COMPENSATION OF THE BOARD OF DIRECTORS

         Our Board of Directors had a total of twelve meetings during the fiscal year ended December 31, 2002 ("fiscal 2002"). During fiscal 2002, each of the directors attended 75% or more of the total number of meetings of (i) the Board and (ii) the committees of the Board on which such director served. Messrs. Abbott, Kahl, and

Mariotti receive the following annual compensation: (i) $5,000 per calendar quarter and (ii) reimbursement of reasonable out-of-pocket expenses. We pay $5,000 per calendar quarter to Oaktree Capital Management for Mr. Cebula's services as a director and reimburse Mr. Cebula's reasonable out-of-pocket expenses. Additionally, in fiscal 2002, Mr. Abbott, our former Chairman of the Board, received additional compensation of $40,000 for his services and Mr. Mariotti, Chairman of our Audit Committee received additional compensation of $3,500 for his services. Compensation under our Deferred Equity Compensation Plan for Directors (the "Director Stock Plan") ceased in the second quarter of fiscal 2002.

         In December 2002, Mr. Abbott resigned as Chairman of the Board and Mr. Meyer was elected as Chairman.

         James R. Lind resigned from the Board of Directors in March 2003.

         In December 2002 and upon completion of the Rights Offering, we entered into agreements with Messrs. Abbott, Mariotti and Kahl which provide for restricted stock grants in the amounts of 30,000 shares, 12,500 shares, and 12,500 shares, respectively. In consideration of these grants, all previously-issued stock options were terminated. These shares vest as follows:
1/3 during fiscal 2002, 1/3 vesting during fiscal 2003, and 1/3 during fiscal 2004, subject to continued service as a director. These grants were approved by our stockholders in November 2002.

         In December 2002 and upon completion of the Rights Offering, we granted each of Messrs. Abbott, Mariotti and Kahl options to purchase 20,000 shares of our common stock at an exercise price of $5.00 per share. In connection with an amendment to the restricted stock agreements of Messrs. Abbott, Mariotti and Kahl, all of these options were terminated on December 31, 2002.

         In January 2002, we created a Special Committee (the "Special Committee") consisting of Messrs. Abbott, Kahl, and Mariotti, each of whom is an independent director, to review the terms of the Recapitalization Transaction with the Principal Holders that was completed during fiscal 2002. During fiscal 2002, our Special Committee met six times.

         In March 1997, we created a Management Development and Compensation Committee (the "Compensation Committee") and an Audit Committee (the "Audit Committee"). The Compensation Committee has the authority to (i) administer our 1997 Stock Incentive Plan, including the selection of optionees and the timing of option grants and restricted stock grants, (ii) administer our 1997 Non-Employee Director Stock Option Plan, (iii) review and monitor key associate compensation policies and administer our management compensation plans, and (iv) monitor the performance of our executive officers and develop succession and career planning related thereto. Currently, Messrs. Abbott (Chairman), Cebula, Kahl, and Mariotti serve on our Compensation Committee. During fiscal 2002, our Compensation Committee met one time.

         Our Audit Committee recommends the annual appointment of our independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by us in financial reporting, internal financial auditing procedures, and the adequacy of our internal control procedures. Currently, Messrs. Mariotti (Chairman), Abbott, and Kahl serve on our Audit Committee. During fiscal 2002, our Audit Committee met two times.

         In November 2001, our Board of Directors agreed to pay a one-time extraordinary director fee of $50,000 to each of Messrs. Kahl and Mariotti in recognition of the additional time commitment expected from such individuals, payable in January 2002.

         In March 2002, our Board of the Directors paid a one-time extraordinary director fee of $150,000 to Mr. Abbott in recognition of the additional time commitment expected from him.

EXECUTIVE OFFICERS

         In addition to Mr. Meyer, the following persons are our executive officers:

         John G. Jacob, age 43, was named Vice President and Chief Financial Officer in June 1999. From 1998 to June 1999, Mr. Jacob served as Vice President of Finance for Sun Apparel Company/Polo Jeans Company. Prior to that, Mr. Jacob served as Vice President of Finance and Treasurer of Maidenform Worldwide, Inc. from 1996 to 1998. From 1991 to 1996, Mr. Jacob served in various positions at Kayser-Roth Corporation, most recently as Vice President and Treasurer.

         Gary W. Zimmerman, age 45, was named Senior Vice President of Operations in September 2000. Prior to that, Mr. Zimmerman served as General Manager of U.S. Operations for Lexmark International, Inc. from July 1998 to September 2000. From January 1979 to July 1998, Mr. Zimmerman served in various positions at Huffy Corporation, most recently as Vice President, Plant Operations and Logistics, for Huffy Bicycles.

         Carol B. LaScala, age 43, was named Vice President of Human Resources in December 2000. Ms. LaScala joined the Company in November 1999 as Director of Human Resources. From June 1999 to November 1999, Ms. LaScala served as Director of Human Resources for the Longaberger Company. Prior to that, Ms. LaScala served as Manager, Human Resources, for Rubbermaid Incorporated from September 1995 to June 1999. From February 1984 to September 1995, Ms. LaScala served in various positions with The Stanley Works, most recently as Division Human Resources Manager for the Hand Tools Division.

         Hubert (Hugh) B. Martin III, age 46, was named Senior Vice President, Sales and Marketing, in December 2002. From February 2001 to December 2002, Mr. Martin served as Executive Vice President, Sales and Marketing, for Manco Power Sports. Prior to that, from June 1988 to December 2000, Mr. Martin served in various positions with Ames True Temper, most recently as Senior Vice President, Sales. From May 1984 to May 1988, Mr. Martin served in various positions with Atlas Copco Industrial Compressors, Inc., most recently as Manager of Marketing and Sales for Lubricated Products.

         Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of such reports, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2002, except for a late Form 4 filings for Oaktree Capital Management, LLC, OCM Principal Opportunities Fund, L.P., The TCW Group, Trust Company of the West, TCW Asset Management Company, and TCW Special Credits.

ITEM 11.   EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of our other most highly compensated executive officers (the "Named Executive Officers"). Non-cash compensation, other than options to purchase common stock, was paid by UnionTools.

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term Compensation
                                                               ----------------------------------------
                                                               Restricted      Securities       LTIP        All Other
        Name and                                                  Stock        Underlying     Payouts      Compensation
   Principal Position      Year    Salary ($)     Bonus ($)    Awards ($)    Options (#)(1)     ($)       ($) (2)(3)(4)(5)
-------------------------  ------  ------------  ------------  ------------  ---------------  ---------   ---------------

A. Corydon Meyer            2002      $303,343      $140,931      $292,250         --            --              $11,071
President and Chief         2001       277,404       138,700       --              --            --                9,648
Executive Officer           2000       257,192        40,000       --                11,905      --               22,481

John G. Jacob               2002      $219,808       $96,716       $75,250         --            --               $9,568
Chief Financial Officer     2001       206,539        84,000       --              --            --                8,821
and Vice President          2000       192,785        22,000       --                 7,619      --                9,091

Gary W. Zimmerman(6)        2002      $214,871       $92,285       $70,000         --            --              $10,488
Senior Vice President,      2001       203,077        84,000       --              --            --               17,732
Operations                  2000        57,355        40,000       --                10,000      --               66,483

Carol B. LaScala            2002      $121,632       $44,101       $28,000         --            --               $6,122
Vice President,             2001       110,000        44,000       --                 3,520      --                5,774
Human Resources             2000        95,809        15,000       --                   500      --                2,535


--------------------

(1) All options that were granted in previous years were cancelled in fiscal 2002. Shares of restricted stock were granted in exchange for the cancellation of options as follows: 83,500, 21,500, 20,000, and 8,000 for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala, respectively.

(2) Amounts shown include matching benefits paid under our defined contribution 401(k) plan and other miscellaneous cash benefits, but do not include retirement benefits under our Salaried Employee Pension Plan (see "Pension Plans").

(3) Amounts shown for fiscal 2000 include the following: $596, $291, $358, and $114 paid by us with respect to supplementary life insurance for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala, respectively; $9,385, $8,800, and $2,421 of matching benefits paid under our defined contribution 401(k) plan for Messrs. Meyer and Jacob, and Ms. LaScala, respectively; and $66,125 paid by us with respect to relocation expenses for Mr. Zimmerman.

(4) Amounts shown for fiscal 2001 include the following: $859, $321, $303, and $46 paid by us with respect to supplementary life insurance for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala, respectively; $8,500, $8,500, $7,462, and $5,500 of matching benefits paid under our defined contribution 401(k) plan for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala, respectively; and $9,678 paid by us with respect to relocation expenses for Mr. Zimmerman.

(5) Amounts shown for fiscal 2002 include the following: $1,071, $333, $488, and $51 paid by us with respect to supplementary life insurance for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala, respectively; $10,000, $9,235, $10,000, and $6,071 of matching benefits paid under our defined contribution 401(k) plan for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala, respectively.

(6) Mr. Zimmerman's employment with us and UnionTools began on September 11, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning the grant of stock options to our Named Executive Officers during the fiscal year ended December 31, 2002.

                                INDIVIDUAL GRANTS

                                                                                           Potential Realized Value at
                              Number of        % of Total                                 Assumed Annual Rates of Stock
                             Securities          Options                                     Price Appreciation for
                             Underlying        Granted to      Exercise                        Option Terms(2)(3)
                           Options Granted    Associates in     Price      Expiration   ----------------------------------
         Name                    (#)          Fiscal Year(1)   ($/Share)     Date          5% ($)             10% ($)
-----------------------   ------------------  --------------   ---------   ----------   --------------     ---------------

A. Corydon Meyer                  0                --             --          --             --                  --

John G. Jacob                     0                --             --          --             --                  --

Gary W. Zimmerman                 0                --             --          --             --                  --

Carol B. LaScala                  0                --             --          --             --                  --



(1)  Percentage is based upon 250 options granted to associates in fiscal 2002.

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

                 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END
                               OPTION VALUE TABLE

           The following table provides certain information regarding the number and value of stock options held by our Named Executive Officers at December 31, 2002.


                             Shares                      Number of Securities              Value of Unexercised
                            Acquired                    Underlying Unexercised             In-the-Money Options
                               On         Value         Options at Year-End (#)             at Year-End ($) (2)
                            Exercise     Realized    ------------------------------    ----------------------------
       Name                   (#)        ($) (1)     Exercisable     Unexercisable     Exercisable   Unexercisable
       ----                   ---        -------     -----------     -------------     -----------   -------------

   A. Corydon Meyer            0           0              0               0                 0              0
   John G. Jacob               0           0              0               0                 0              0
   Gary W. Zimmerman           0           0              0               0                 0              0
   Carol B. LaScala            0           0              0               0                 0              0


---------------

(1) Value realized represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without consideration for any taxes or brokerage expenses that may have been owed.

(2) Represents the total gain which would be realized if all in-the-money options held at year-end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year-end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

                         EQUITY COMPENSATION PLAN TABLE

         The following table sets forth additional information as of December 31, 2002, about shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                Number of securities
                                         Number of Securities                                    remaining available
                                           to be issued upon                                     for issuance under
                                              exercise of              Weighted-average          equity compensation
                                         outstanding options,         exercise price of           plans (excluding
                                          warrants and rights        outstanding options,       securities reflected
           Plan Category                                             warrants and rights           in column (a))
-------------------------------------    ----------------------    -------------------------    ----------------------

Equity compensation plans approved            196,654(2)                  $78.95(2)                    353,346
by security holders(1)

Equity compensation plans not                     578                    $121.00                          0
approved by security holders(3)

Total                                         197,232                     $81.58                       353,346


(1) Equity compensation plans approved by stockholders include the 1997 Stock Incentive Plan, as amended; the Amended and Restated Deferred Equity Compensation Plan for Directors; and the 1997 Non-Employee Director Stock Incentive Plan, as amended.

(2) Includes 188,000 shares of restricted stock and options to purchase 8,654 shares of our common stock. For purposes of calculating the weighted average exercise price, the shares of restricted stock are excluded from the calculation.

(3) Represents options issued under the VHG Option Plan which was not approved by the stockholders. We became the successor issuer to the VHG Option Plan upon our acquisition of VHG Tools, Inc. All outstanding options granted under the VHG Option Plan terminate in 2003. Pursuant to the terms of the VHG Option Plan, we can not issue any additional options under that Plan.

                            TEN YEAR OPTION REPRICING

         In December 2002, as part of our Recapitalization Transaction, the following executive officers agreed to cancel all outstanding options to purchase shares of our common stock. In exchange for the cancellation of all options, each executive officer was granted shares of restricted stock. The table below presents the required disclosure with respect to any repricing of options held by any executive officer during the last ten completed years.

                                                                                                          Length of
                                        Number of                                                         Original
                                       Securities       Market Price                                     Option Term
                                       Underlying       of the Stock      Exercise Price                  Remaining
                                         Options       at the Time of       at Time of         New       at Date of
                                       Repriced or      Repricing or       Repricing or     Exercise    Repricing or
    Name/Title              Date       Amended (#)      Amendment ($)      Amendment ($)    Price ($)     Amendment
    ----------              ----       -----------      -------------      -------------    ---------     ---------

A. Corydon Meyer           10/3/00        1,690             $9.70             $48.10         $22.25       8.8 years
Chairman, President        10/3/00        8,309             $9.70             $38.80         $22.25       8.9 years
and CEO                   12/24/02       41,904             $2.53          $5.80 - $22.50    N/A(1)        N/A(1)

John G. Jacob             12/24/02       10,765             $2.53         $12.50 - $48.10    N/A(1)        N/A(1)
Vice President and
Chief Financial Officer

Gary W. Zimmerman          9/17/01       25,000             $4.50             $12.50          $5.80       8.0 years
Senior VP, Operations     12/24/02       10,000             $2.53          $5.80 - $12.50    N/A(1)        N/A(1)

Carol B. LaScala          12/24/02        4,020             $2.53         $12.50 - $30.00    N/A(1)        N/A(1)
Vice President,
Human Resources

--------------

(1) Each of the named executives in the table agreed to terminate all options that they currently own in exchange for the issuance of restricted stock.

         Our Management Development and Compensation Committee and our stockholders approved the exchange of options for shares of restricted common stock. The termination of options to our executives and grant of restricted stock in lieu thereof was done to incentivize our executive officers and was done as part of our Recapitalization Transaction. Our Management Development and Compensation Committee believes that the issue of the restricted stock will more closely align the interests of our executives with our interests.

                            MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE

                                William W. Abbott (Chairman)
                                Vincent J. Cebula
                                John J. Kahl, Jr.
                                John L. Mariotti

PENSION PLANS

         UnionTools maintains six noncontributory defined benefit pension plans covering most of our hourly associates. UnionTools also maintains a noncontributory defined benefit pension plan covering our salaried, administrative and supervisory associates (the "Salaried Employee Pension Plan"). In 2000, the plan was amended to exclude further plan participants. In 2001, the plan was frozen for all plan participants.

         The following table sets forth the estimated annual benefits payable upon retirement under the Salaried Employee Pension Plan based on retirement at age 65 and fiscal 2002 covered compensation.


                                                             Years of Service
                                 -----------------------------------------------------------------------
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

--------------

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

AGREEMENTS WITH KEY EXECUTIVES

         In November 2002 and upon completion of the Rights Offering, we entered into agreements with Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala which provides for restricted stock grants in the amounts of 83,500 shares, 21,500 shares, 20,000 shares, and 8,000 shares, respectively. In consideration of these restricted stock grants, all previously-issued stock options were terminated. The restricted shares vest as follows: 1/3 during fiscal 2002, 1/3 during fiscal 2003, and 1/3 during fiscal 2004. Mr. Meyer, pursuant to the terms of this restricted stock agreement, has no beneficial ownership of the restricted shares granted to him until all of his shares have vested or until his employment with us is terminated.

         In June 2002, we entered into an employment agreement with Mr. Meyer with a term expiring on June 30, 2005. The agreement provides for a base salary of $300,000, subject to increases approved by our Board. Mr. Meyer is eligible to receive an annual targeted bonus of 60% of his base salary upon the achievement of performance goals set by our Board. If Mr. Meyer is terminated by us for any reason other than for cause (as defined in the agreement) or by Mr. Meyer for good reason (as defined in the agreement), we will pay Mr. Meyer: (i) in a lump sum, an amount equal to the highest aggregate annual compensation (including salary, bonuses and incentive payments) included in gross income paid to Mr. Meyer during any one of the three taxable years proceeding the date of termination; (ii) continue to pay Mr. Meyer's life insurance and medical benefit premiums for the lesser of one year from date of termination or until Mr. Meyer accepts subsequent employment; and (iii) outplacement services expenses of up to $25,000 for up to one year from termination. If Mr. Meyer's employment with us is terminated by either Mr. Meyer for good reason (as defined in the agreement) or by us for any reason other than for cause (as defined in the agreement), within either (i) 90 days prior to a change of control or (ii) two years after a change of control, in addition to the severance payments outlined above, we will pay Mr. Meyer, in a lump sum, on the fifth day following the date of Mr. Meyer's termination, an amount equal to two times the highest aggregate annual compensation (which shall include salary, bonuses and cash incentive payments only) included in gross income paid to Mr. Meyer during any one of the three taxable years proceeding the date of Mr. Meyer's termination.

         In June 2002, we entered into an employment agreement with Mr. Jacob with a term expiring on June 30, 2005. The agreement provides for a base salary of $225,000, subject to increases approved by our Board. Mr. Jacob is eligible to receive an annual targeted bonus of 50% of his base salary upon the achievement of performance goals set by our Board. If Mr. Jacob is terminated by us for any reason other than for cause (as defined in the agreement) or by Mr. Jacob for good reason (as defined in the agreement), we will pay Mr. Jacob: (i) in a lump sum, an amount equal to the highest aggregate annual compensation (including salary, bonuses and incentive payments) included in gross income paid to Mr. Jacob during any one of the three taxable years proceeding the date of termination; (ii) continue to pay Mr. Jacob's life insurance and medical benefit premiums for the lesser of one year from date of termination or until Mr. Jacob accepts subsequent employment; and (iii) outplacement services expenses of up to $25,000 for up to one year from termination. If Mr. Jacob's employment with us is terminated by either Mr. Jacob for good reason (as defined in the agreement) or by us for any reason other than for cause (as defined in the agreement), within either (i) 90 days prior to a change of control or (ii) two years after a change of control, in addition to the severance payments outlined above, we will pay Mr. Jacob, in a lump sum, on the fifth day following the date of Mr. Jacob's termination, an amount equal to two times the highest aggregate annual compensation (which shall include salary, bonuses and cash incentive payments only) included in gross income paid to Mr. Jacob during any one of the three taxable years proceeding the date of Mr. Jacob's termination.

         In September 2000, we entered into a change in control agreement with Mr. Zimmerman which provides that following termination for any reason other than "just cause" within eighteen months of a change of control event (as defined in such agreement), we will pay Mr. Zimmerman an amount equal to one year's annual salary. This agreement was amended in June 2002 to provide that if Mr. Zimmerman is terminated for any reason other than "just cause" within eighteen months after a change of control event (as defined in such agreement), we will pay Mr. Zimmerman an amount equal to three year's annual salary.

         In November 1999, we entered into a change of control agreement with Ms. LaScala which provides that following termination for any reason other than "just cause" within eighteen months of a change of control event (as defined in such agreement), we will pay Ms. LaScala an amount equal to one year's annual salary.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, each of our directors individually, each of our Named Executive Officers individually, and all of our directors and executive officers as a group as of March 21, 2003:


                                                                               Shares Beneficially Owned(1)(2)
                                                                              ----------------------------------
                                                                                  Number             Percent
                                                                              ---------------      -------------
         The TCW Group, Inc.(3)                                                    2,478,366              49.5%
         OCM Principal Opportunities Fund, L.P.(4)                                 1,890,441              37.7%
         William W. Abbott(5)                                                         58,510               1.2%
         Vincent J. Cebula                                                                 0            *
         John J. Kahl(6)                                                              32,500            *
         John L. Mariotti(7)                                                          33,170            *
         A. Corydon Meyer(8)                                                           2,150            *
         John G. Jacob(9)                                                             21,500            *
         Gary W. Zimmerman(10)                                                        20,230            *
         Carol B. LaScala(11)                                                          8,000            *
                                                                              ---------------      -------------
         All directors and executive officers as a group (8 persons)(12)             176,060               3.5%


--------------

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2) The address for the TCW Group, Inc. is 865 South Figueroa St., Los Angeles, California 90017. The address for OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund") is 333 South Grand Ave., 28th Floor, Los Angeles, California 90071. The address for Mr. Abbott is 6923 Greentree Dr., Naples, Florida 34108. The address for Mr. Cebula is 1301 Avenue of the Americas, 34th Floor, New York, New York 10019. The address for Mr. Kahl is c/o Jack Kahl & Associates, LLC, Logos Communications Bldg., 26100 First St., Westlake, Ohio 44145-1438. The address for Mr. Mariotti is 717 Brixworth Blvd., Knoxville, Tennessee 37922-4775. The address for Messrs. Meyer, Jacob, and Zimmerman, and Ms. LaScala is c/o Acorn Products, Inc., 390 W. Nationwide Blvd., Columbus, Ohio 43215.

(3) The TCW Group, Inc. is the parent corporation of TCW Asset Management Company ("TAMCO"). TAMCO is the managing general partner of TCW Special Credits, a general partnership among TAMCO and certain individual general partners (the "Individual Partners"). TCW Special Credits is (i) the general partner of four limited partnerships that hold shares of common stock (the "TCW Limited Partnerships") and (ii) the investment advisor for two third party accounts that hold shares of common stock (the "TCW Accounts"). The TCW Limited Partnerships and the TCW Accounts in the aggregate hold 1,648,295 shares of common stock. The TCW Group, Inc. also is the parent corporation of Trust Company of the

     West, which is the trustee of four trusts that hold shares of common stock (the "TCW Trusts"). The TCW Trusts in the aggregate hold 830,071 shares of common stock. The following TCW Limited Partnerships and TCW Trusts individually beneficially own more than 5% of the outstanding shares of common stock:

                                                                      Shares            Percent
                                                                   Beneficially      Beneficially
                                 Name                                 Owned              Owned
         -----------------------------------------------------    ---------------    --------------
         TCW Special Credits Fund IIIb                               364,425             7.3%
         TCW Special Credits Fund IV                                 321,370             6.4%
         TCW Special Credits Plus Fund                               344,723             6.9%
         Weyerhaeuser Company Master Retirement Trust                358,448             7.2%
         TCW Special Credits Trust IIIb                              259,471             5.2%
         TCW Special Credits Trust IV                                283,547             5.7%


     Certain of the Individual Partners also are principals of Oaktree Capital Management, LLC ("Oaktree"). The Individual Partners, in their capacity as general partners of TCW Special Credits, have been designated to manage the TCW Limited Partnerships, the TCW Accounts and the TCW Trusts. Although Oaktree provides consulting, research and other investment management support to the Individual Partners, Oaktree does not have voting or dispositive power with respect to the TCW Limited Partnerships, the TCW Accounts or the TCW Trusts. Based upon information contained in a Schedule 13D/A filed on February 24, 2003.

(4) Oaktree, as the general partner of OCM Principal Opportunities Fund, L.P., has voting and dispositive power over the shares held by OCM Principal Opportunities Fund, L.P. and may be deemed a beneficial owner of such shares. Based upon information contained in a Schedule 13D/A filed on February 24, 2003.

(5) Includes 30,000 restricted shares of common stock which are owned subject to a risk of forfeiture on termination of service with vesting over a period of three years pursuant to the terms of a restricted stock agreement with the Company. Does not include 762 shares of common stock issuable pursuant to the Director Stock Plan.

(6) Includes 12,500 restricted shares of common stock which are owned subject to a risk of forfeiture on termination of service with vesting over a period of three years pursuant to the terms of a restricted stock agreement with the Company. Does not include 3,252 shares of common stock issuable pursuant to the Director Stock Plan.

(7) Includes 12,500 restricted shares of common stock which are owned subject to a risk of forfeiture on termination of service with vesting over a period of three years pursuant to the terms of a restricted stock agreement with the Company. Does not include 3,252 shares of common stock issuable pursuant to the Director Stock Plan.

(8) Does not include 83,500 restricted shares of common stock which were granted to Mr. Meyer pursuant to a restricted stock agreement. Mr. Meyer has no beneficial ownership in these shares until either they are 100% vested or his employment with us is terminated.

(9) Includes 21,500 restricted shares of common stock which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of three years pursuant to the terms of a restricted stock agreement with the Company.

(10) Includes 20,000 restricted shares of common stock which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of three years pursuant to the terms of a restricted stock agreement with the Company.

(11) Includes 8,000 restricted shares of common stock which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of three years pursuant to the terms of a restricted stock agreement with the Company.

(12) See notes (5) through (11) above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Abbott, Cebula, Kahl, and Mariotti, who are not employees, are members of the Management Development and Compensation Committee.

TRANSACTIONS BETWEEN DIRECTORS, EXECUTIVE OFFICERS AND THE COMPANY

         In June 2002, the Principal Holders purchased for cash from us $10,000,000 principal amount of the Convertible Notes. Upon the closing of the Rights Offering, the Convertible Notes (together with accrued interest thereon) were converted into shares of our common stock at the Rights Offering price of $5.00 per share.

         In June 2002, the Principal Holders received 822.6696 shares of newly-issued Preferred Stock in exchange for all of their previously existing and outstanding interests in the Junior Participation Notes of UnionTools, our subsidiary, which represented the total amount of principal and accrued interest on the Junior Participation Notes.

         The Preferred Stock had an initial aggregate liquidation preference equal to $8,226,696 and accrued dividends at a 12% annual rate. The Preferred Stock was converted into common stock at the Rights Offering price upon the closing of the Rights Offering based on the liquidation preference and accrued dividends owing thereon as of the closing date of the Rights Offering.

         In December 2002 and upon completion of the Rights Offering, we issued to the Principal Holders an aggregate of 3,937,657 shares of common stock and paid to the Principal Holders an aggregate of $54.93 for fractional shares. Included in the issuance of the shares of common stock were 79,684 shares issued to Oaktree Capital Management in exchange for the termination of all previously-issued stock options and deferred equity compensation owing to current and past directors of our Company employed by the Principal Holders.

ITEM 14.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

         Since the date of our evaluation to the filing date of this Annual Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements are filed with this Annual Report on Form 10-K pursuant to Item 8:

         -     Report of Independent Auditors

         - Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002

         - Consolidated Statements of Operations for fiscal 2000, fiscal 2001, and fiscal 2002

         - Consolidated Statements of Stockholders' Equity for fiscal 2000, fiscal 2001, and fiscal 2002

         - Consolidated Statements of Cash Flows for fiscal 2000, fiscal 2001, and fiscal 2002

         -     Notes to Consolidated Financial Statements

         (a)(2) The following financial statement schedules are filed with this Annual Report on Form 10-K pursuant to Item 15(d) and appear immediately preceding the exhibit index:

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

         (a)(3) The following items are filed as exhibits to this Annual Report on Form 10-K:


   Exhibit Number                          Description
   --------------                          -----------

         2.1 Purchase Agreement, dated as of June 26, 2002, by and among Acorn Products, Inc. and UnionTools, Inc. as issuers and TCW
                  Special Credits and OCM Principal Opportunities Fund, L.P. as purchasers (reference is made to Exhibit 10.2 to Form 8-K, dated June 28, 2002, filed with the Securities and Exchange
                  Commission on July 2, 2002)

         3.1      Third Amended and Restated Certificate of Incorporation of
                  Acorn Products, Inc. (reference is made to Exhibit 3.1 to Form
                  8-K, dated November 21, 2002, filed with the Securities and Exchange Commission on November 22, 2002)

         3.2      Amended and Restated Bylaws of Acorn Products, Inc.***

         3.3      Certificate of Designation of, Preferences and Relative,
                  Participating, Optional and Other Special Rights and
                  Qualifications, Limitations and Restrictions of Series A
                  Convertible Preferred Stock of Acorn Products, Inc. (reference is made to Exhibit 3.1 to Form 8-K, dated June 28, 2002, filed with the Securities and Exchange Commission on July 2, 2002)

         4.1      Specimen Stock Certificate for common stock***

         10.1.1* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools, Inc., and A. Corydon Meyer
                  (reference is made to Exhibit 10.1.2 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange
                  Commission on November 12, 1999)

         10.1.2*  Employment Agreement, dated as of June 11, 2002, among the
                  Company, UnionTools, Inc., and A. Corydon Meyer**



         10.1.3*  Employment Agreement, dated as of June 11, 2002, among the
                  Company, UnionTools, Inc., and John G. Jacob**

         10.1.4* Employment Severance Agreement, dated as of August 31, 1999, among the Company, UnionTools, Inc., and John G. Jacob
                  (reference is made to Exhibit 10.2.3 to Form 10-K for the year ended July 30, 1999, filed with the Securities and Exchange
                  Commission on November 12, 1999)

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

         10.5*    Standard Form of Acorn Products, Inc. Stock Option
                  Agreement***

         10.6*    UnionTools, Inc. Retirement Plan for Salaried Employees***

         10.7*    Amendment No. 1 to UnionTools, Inc. Retirement Plan for
                  Salaried Employees***

         10.8*    Acorn Products, Inc. Supplemental Pension Plan for Executive
                  Employees***

         10.9     Amendment Number 1 to License Agreement, dated as of December
                  12, 2001, between UnionTools, Inc. and The Scotts Company
                  (reference is made to Exhibit 10.10 to Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on October 17, 2002)

         10.10    Revolving Credit, Term Loan and Security Agreement among Acorn
                  Products, Inc. and UnionTools, Inc. as borrower, CapitalSource
                  Finance LLC, as agent and lender and other lenders thereto, dated as of June 28, 2002 (reference is made to Exhibit 10.1 to Form 8-K, dated June 28, 2002, filed with the Securities and Exchange Commission on July 2, 2002)

         10.11    Stockholders' Rights Agreement by and among Acorn Products,
                  Inc. and OCM Principal Opportunities Fund, L.P., Houlihan
                  Lokey Howard & Zukin Capital, LLC and CapitalSource Holdings
                  LLC, dated as of June 28, 2002 (reference is made to Exhibit
                  10.3 to Form 8-K, dated June 28, 2002, filed with the
                  Securities and Exchange Commission on July 2, 2002)

         10.12    Registration Rights Agreement by and among Acorn Products,
                  Inc. and OCM Principal Opportunities Fund, L.P., Houlihan
                  Lokey Howard & Zukin Capital, LLC and CapitalSource Holdings
                  LLC, dated as of June 28, 2002 (reference is made to Exhibit
                  10.4 to Form 8-K, dated June 28, 2002, filed with the
                  Securities and Exchange Commission on July 2, 2002)

         10.13    Registration Rights Agreement by and among Acorn Products,
                  Inc. and TCW Special Credits, dated as of June 28, 2002
                  (reference is made to Exhibit 10.5 to Form 8-K, dated June 28,
                  2002, filed with the Securities and Exchange Commission on July 2, 2002)

         10.14*   Acorn Products, Inc. Third Amended and Restated 1997
                  Nonemployee Director Stock Option Plan (reference is made to
                  Exhibit 4(c) on a Registration Statement on Form S-8
                  (Registration Number 333-101403), filed with the Securities and Exchange Commission on November 22, 2002)

         10.15*   Acorn Products, Inc. Second Amended and Restated 1997 Stock
                  Incentive Plan (reference is made to Exhibit 4(c) on a Registration Statement on Form S-8 (Registration Number
                  333-101402), filed with the Securities and Exchange Commission on November 22, 2002)


         10.16*   Acorn Products, Inc. Long-Term Incentive Plan (reference is made to Appendix C to the Proxy dated October 21, 2002, filed with the Securities and Exchange Commission on October 21,
                  2002)

         10.17*   Acorn Products, Inc. 1997 Nonemployee Director Stock Incentive
                  Plan (reference is made to Exhibit 4(a) on a Registration
                  Statement on Form S-8 (Registration Number 333-58807) filed with the Securities and Exchange Commission on July 9, 1998)

         21.1     Subsidiaries of the Company**

         23.1     Consent of Ernst & Young LLP**

         24.1     Power of Attorney**

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer**

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer**


-------------------

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

Copies of exhibits may be obtained by writing to Investor Relations, Acorn Products, Inc., P.O. Box 1930, Columbus, Ohio 43216-1930.

         (b)      Reports on Form 8-K:

                  - We filed the following Current Reports on Form 8-K since September 29, 2002:

                      Current Report on Form 8-K, dated October 11, 2002, filed with the Securities Exchange Commission on October 16, 2002 (Items 5 and 7)

                      Current Report on Form 8-K, dated November 21, 2002, filed with the Securities Exchange Commission on November 22, 2002 (Items 5 and 7)

                      Current Report on Form 8-K, dated November 29, 2002, filed with the Securities Exchange Commission on December 6, 2002 (Items 5 and 7)

                      Current Report on Form 8-K, dated January 7, 2003, filed with the Securities Exchange Commission on January 13, 2003 (Items 5 and 7)

                      Current Report on Form 8-K, dated February 21, 2003, filed with the Securities Exchange Commission on February 21, 2003 (Items 5 and 7)

         (c)      Exhibits:

                  -   The exhibits to this report follow the signature page

         (d)      Financial Statement Schedules:

                  - The response to this portion of Item 15 is submitted as a separate section of this report (see Item 15(a)(2) above)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ACORN PRODUCTS, INC.

                    By:  /s/ John G. Jacob
                        -----------------------------------
                         Name: John G. Jacob
                         Title: Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    Principal Executive Officer:

                    By:  * A. Corydon Meyer
                        -----------------------------------
                         Name: A. Corydon Meyer
                         Title: Chairman, President, and Chief Executive Officer

                    Principal Financial and Accounting Officer:

                    By:  /s/ John G. Jacob
                        -----------------------------------
                         Name: John G. Jacob
                         Title: Vice President and Chief Financial Officer


                    Directors:

                    By:  * William W. Abbott
                        -----------------------------------
                         William W. Abbott, Director

                    By:  * Vincent J. Cebula
                        -----------------------------------
                         Vincent J. Cebula, Director

                    By:
                        -----------------------------------
                         John J. Kahl, Jr., Director

                    By:  * John L. Mariotti
                        -----------------------------------
                         John L. Mariotti, Director






* By:  /s/ John G. Jacob
      -------------------------------------
       John G. Jacob, attorney-in-fact

Dated:  March 27, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Corydon Meyer, certify that:

         1. I have reviewed this annual report on Form 10-K of Acorn Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                     /s/  A. Corydon Meyer
                                     -----------------------------------------
                                     A. Corydon Meyer, Chairman, President, and
                                     Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Jacob, certify that:

         1. I have reviewed this annual report on Form 10-K of Acorn Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                  /s/  John G. Jacob
                                  --------------------------------------------
                                  John G. Jacob, Vice President and
                                  Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
ACORN PRODUCTS, INC.

         We have audited the accompanying consolidated balance sheets of Acorn Products, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at
Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acorn Products, Inc. and Subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                                       /s/ ERNST & YOUNG LLP


Columbus, Ohio
February 21, 2003

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                           ---------------------------
                                                                                              2001           2002
                                                                                           -----------    ------------
ASSETS                                                                                           (In thousands)
Current assets:
Cash                                                                                         $  1,391        $  1,181
Accounts receivable, less reserves for doubtful accounts, sales discounts,                     10,831          11,155
  and other allowances ($1,290 and $673, respectively)
Inventories, less reserves for excess and obsolete inventory                                   24,642          21,034
  ($1,042 and $1,219, respectively)
Prepaids and other current assets                                                                 358             597
                                                                                           -----------    ------------
Total current assets                                                                           37,222          33,967
Property, plant and equipment, net of accumulated depreciation                                 11,568          11,159
Goodwill, net of accumulated amortization (see Note 2)                                         11,808           7,567
Deferred financing fees                                                                             0           2,370
Prepaid pension asset                                                                           3,889               0
Other intangible assets                                                                           554             404
                                                                                           -----------    ------------
Total assets                                                                                 $ 65,041        $ 55,467
                                                                                           ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility (average interest rate of 8.56% and 7.88%, respectively)           $ 18,132        $  9,342
   (See Note 3)
Acquisition facility (average interest rate of 8.30%) (See Note 3)                             14,630               0
Junior participation term loan note (average interest rate of 12.00%) (See Note 3)              7,718               0
Term loan (short-term portion) (average interest rate of 10.00%) (See Note 3)                       0             625
Accounts payable                                                                                5,890           5,109
Accrued expenses                                                                               10,424           9,058
                                                                                           -----------    ------------
Total current liabilities                                                                      56,794          24,134
Term loan (long-term portion) (average interest rate of 10.00%) (See Note 3)                        0          11,875
Accrued pension liability                                                                       1,509           3,212
Other long-term liabilities                                                                       676           1,079
                                                                                           -----------    ------------
Total liabilities                                                                              58,979          40,300

Contingency (see Note 7)
Redeemable common stock, 233,355 shares issued and outstanding at                                   0           1,167
  December 31, 2002

STOCKHOLDERS' EQUITY
Common stock, par value of $0.01 per share, 20,000,000 shares authorized;                      78,262          98,404
  646,411 and 4,815,363 shares issued at December 31, 2001 and
  December 31, 2002, respectively; and 606,236 and 4,776,779 shares outstanding at December 31, 2001 and December 31, 2002, respectively
Contributed capital stock options                                                                 460             452
Accumulated other comprehensive loss - minimum pension liability                               (2,120)         (8,211)
Retained earnings (deficit)                                                                   (68,279)        (74,474)
                                                                                           -----------    ------------
                                                                                                8,323          16,171
Common stock in treasury, 40,175 and 38,584 shares at                                          (2,261)         (2,171)
                                                                                           -----------    ------------
  December 31, 2001 and December 31, 2002, respectively
Total stockholders' equity                                                                      6,062          14,000
                                                                                           -----------    ------------
Total liabilities, redeemable common stock, and stockholders' equity                         $ 65,041        $ 55,467
                                                                                           ===========    ============

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Fiscal Year Ended
                                                           ---------------------------------------------------------------
                                                              12/31/2000             12/31/2001             12/31/2002
                                                           -----------------      -----------------      -----------------
                                                                        (In thousands, except per share data)

Net sales                                                          $112,946               $ 91,304                $91,203
Cost of goods sold                                                   94,464                 70,404                 70,088
                                                           -----------------      -----------------      -----------------
Gross profit                                                         18,482                 20,900                 21,115

Selling, general and administrative expenses                         18,407                 15,151                 15,566
Interest expense                                                      6,947                  5,895                  4,068
Amortization of intangibles                                             974                    876                      0
Asset impairment                                                      4,402                 14,130                  4,241
Other expenses, net:
  Plant consolidation and                                               408                      0                  1,987
     management restructuring
  Strategic transactions                                                  0                    545                  1,004
  Loss on sale of assets                                              1,238                      0                     32
  Miscellaneous                                                          (6)                  (102)                   (19)
                                                           -----------------      -----------------      -----------------

Loss before income taxes                                            (13,888)               (15,595)                (5,764)
Income tax expense (benefit)                                             80                     84                    (51)
                                                           -----------------      -----------------      -----------------
Net loss                                                            (13,968)               (15,679)                (5,713)
Preferred stock dividends                                                 0                      0                    480
                                                           -----------------      -----------------      -----------------
Net loss attributable to common stockholders                       $(13,968)              $(15,679)               $(6,193)
                                                           =================      =================      =================

Net loss attributable to common stockholders                       $ (23.06)              $ (25.86)               $ (8.61)
   per share (basic and diluted)                           =================      =================      =================


Weighted average number of shares outstanding                       605,736                606,222                718,987
  (basic and diluted)                                     =================      =================      =================







                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Common Stock         Contributed    Accumulated
                                         ------------------------    Capital         Other        Retained
                                          Number of                   Stock      Comprehensive    Earnings   Treasury
                                            Shares      Amount       Options         Loss        (Deficit)    Stock       Total
                                         ------------- ----------  ------------- -------------  -----------  --------   ---------
                                                                                    (In thousands)

Balances at December 31, 1999                 604,668    $78,262        $460        $  (778)     $(38,632)    $(2,348)   $ 36,964

Net loss                                            0          0           0              0       (13,968)          0     (13,968)
Adjustment to minimum                               0          0           0           (773)            0           0        (773)
  pension liability
                                                                                                                       -----------
Comprehensive loss                                  0          0           0              0             0           0     (14,741)
                                                                                                                       -----------
Issuance of treasury stock                      1,548          0           0              0             0          87          87
                                         ------------- ----------  ---------- -------------- ------------- ----------- -----------

Balances at December 31, 2000                 606,216     78,262         460         (1,551)      (52,600)     (2,261)     22,310

Net loss                                            0          0           0              0       (15,679)          0     (15,679)
Adjustment to minimum                               0          0           0           (569)            0           0        (569)
  pension liability
                                                                                                                       -----------
Comprehensive loss                                  0          0           0              0             0           0     (16,248)
                                                                                                                       -----------
Issuance of treasury stock                         20          0           0              0             0           0           0
                                         ------------- ----------  ---------- -------------- ------------- ----------- -----------

Balances at December 31, 2001                 606,236     78,262         460         (2,120)      (68,279)     (2,261)      6,062

Net loss                                            0          0           0              0        (5,713)          0      (5,713)
Preferred stock dividends                           0          0           0              0          (480)          0        (480)
                                                                                                                       -----------
Net loss attributable to common                     0          0           0              0             0           0      (6,193)
  stockholders
Adjustment to minimum                               0          0           0         (6,091)            0           0      (6,091)
  pension liability
                                                                                                                       -----------
Comprehensive loss                                  0          0           0              0             0           0     (12,284)
                                                                                                                       -----------
Issuance of common stock                    4,168,952     20,142           0              0             0           0      20,142
Issuance of treasury stock                      1,591          0          (8)             0            (2)         90          80
                                         ------------- ----------  ---------- -------------- ------------- ----------- -----------

Balances at December 31, 2002               4,776,779    $98,404        $452        $(8,211)     $(74,474)    $(2,171)   $ 14,000
                                         ============= ==========  ========== ============== ============= =========== ===========

                             See accompanying notes.

                      ACORN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Fiscal Year Ended
                                                                   -------------------------------------------------
                                                                    12/31/2000        12/31/2001        12/31/2002
                                                                   -------------     -------------     -------------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(13,968)         $(15,679)          $(5,713)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on sale of assets                                                1,238                 0                32
    Depreciation and amortization                                         5,253             4,614             2,649
    Asset impairment                                                      4,402            14,130             4,241
    Reserves for doubtful accounts, sales discounts,                        (15)             (835)             (617)
      and other allowances
    Interest expense paid through issuance of                                 0                 0             1,127
      common stock
    Financial advisory fees paid through issuance of                          0                 0               600
      common stock
    Changes in operating assets and liabilities:
        Accounts receivable                                               3,327             4,545               293
        Inventories                                                       5,441              (154)            3,608
        Prepaids and other current assets                                 1,096               435              (239)
        Deferred financing fees, excluding fees paid through                  0                 0            (1,203)
           issuance of redeemable common stock
        Accounts payable and accrued expenses                            (1,009)             (695)           (2,147)
        Other liabilities                                                (1,709)           (2,999)               54
                                                                   -------------     -------------     -------------
Net cash provided by operating activities                                 4,056             3,362             2,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net                          (1,504)           (1,246)           (2,372)
Proceeds from sale of assets                                              4,032                35               100
                                                                   -------------     -------------     -------------
Net cash provided by (used in) investing activities                       2,528            (1,211)           (2,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on acquisition facility                                           (667)             (712)          (14,630)
Borrowings on term loan                                                     707             1,011            12,500
Proceeds from issuance of 12% convertible notes                               0                 0            10,000
Net activity on revolving loan                                           (7,441)           (1,655)           (8,790)
Proceeds from issuance of treasury stock                                     87                 0                80
Proceeds from issuance of common stock                                        0                 0               217
                                                                   -------------     -------------     -------------
Net cash used in financing activities                                    (7,314)           (1,356)             (623)
                                                                   -------------     -------------     -------------
Net increase (decrease) in cash                                            (730)              795              (210)
Cash at beginning of period                                               1,326               596             1,391
                                                                   -------------     -------------     -------------
Cash at end of period                                                  $    596          $  1,391           $ 1,181
                                                                   =============     =============     =============

Interest paid                                                          $  4,904          $  3,917           $ 4,629
                                                                   =============     =============     =============


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

         Our top two customers are Home Depot and Sears. Together both of these customers accounted for 32% of gross sales during fiscal 2002. In addition, together these customers accounted for over 20% of gross sales during fiscal 2000 and fiscal 2001. There were no other customers that individually accounted for more than 10% of gross sales during fiscal 2000, fiscal 2001, and fiscal 2002. Our ten largest customers accounted for approximately 53% of gross sales during fiscal 2000, 57% of gross sales during fiscal 2001, and 65% of gross sales during fiscal 2002.

         Our products require the supply of raw materials consisting primarily of steel, plastics, and ash wood. We have several suppliers for most of our raw materials.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Acorn and its subsidiaries. All inter-company accounts and transactions have been eliminated.

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

ACCOUNTS RECEIVABLE

         We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We establish an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:


                                                        12/31/2001          12/31/2002
                                                       --------------      -------------
                                                                 (In thousands)

                   Finished goods                            $14,401            $13,361
                   Work in process                             5,653              3,901
                   Raw materials and supplies                  4,588              3,772
                                                       --------------      -------------
                   Total inventories                         $24,642            $21,034
                                                       ==============      =============

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:


                   Machinery and equipment             3 to 12 years
                   Buildings and improvements          5 to 40 years
                   Furniture and fixtures              3 to 10 years


Property, plant and equipment consists of the following:


                                                                       12/31/2001          12/31/2002
                                                                      -------------       -------------
                                                                                (In thousands)

                   Land                                                   $  1,412            $  1,436
                   Buildings and improvements                                6,563               6,780
                   Machinery and equipment                                  22,209              23,364
                   Furniture and fixtures                                    3,784               4,380
                                                                      -------------       -------------
                                                                            33,968              35,960
                   Accumulated depreciation and amortization               (23,213)            (25,736)
                                                                      -------------       -------------
                   Property, plant and equipment, net                       10,755              10,224
                   Construction in process                                     813                 935
                                                                      -------------       -------------
                                                                          $ 11,568            $ 11,159
                                                                      =============       =============


         Depreciation expense was approximately $4.3 million in fiscal 2000, $3.7 million in fiscal 2001, and $2.6 million in fiscal 2002.

GOODWILL

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

         We adopted the new rules on accounting for goodwill in the first quarter of fiscal 2002. Prior to the adoption of SFAS 142, our goodwill was amortized by the straight-line method over 40 years. Since goodwill is no longer amortized, our reported results for 2002 are not comparable with previous years. The following table presents pro forma information assuming that we adopted SFAS 142 as of January 1, 2000:

                                                                                 Fiscal Year Ended
                                                          ----------------------------------------------------------------
                                                             12/31/2000              12/31/2001             12/31/2002
                                                          -----------------       -----------------      -----------------
                                                                       (In thousands, except per share data)

         Reported net loss attributable                           $(13,968)               $(15,679)               $(6,193)
            to common stockholders
         Goodwill amortization                                         974                     876                      0
                                                          -----------------       -----------------      -----------------
         Adjusted net loss attributable                           $(12,994)               $(14,803)               $(6,193)
                                                          =================       =================      =================
            to common stockholders

         Basic and diluted earnings per share:
         Reported net loss attributable                           $ (23.06)               $ (25.86)               $ (8.61)
            to common stockholders
         Goodwill amortization                                        1.61                    1.44                   0.00
                                                          -----------------       -----------------      -----------------
         Adjusted net loss attributable                           $ (21.45)               $ (24.42)               $ (8.61)
                                                          =================       =================      =================
            to common stockholders


         In accordance with SFAS 142, we performed the required transitional impairment tests of goodwill as of January 1, 2002 and concluded that goodwill at that date was not impaired. However, market conditions arising during fiscal 2002 indicated that goodwill impairment may have occurred during fiscal 2002. Accordingly, pursuant to Statement No. 142, we performed the next phase of the impairment evaluation and concluded that goodwill was impaired which resulted in a $4.2 million goodwill impairment charge in the third quarter of fiscal 2002. The outcome of the evaluation was influenced by the valuation of individual assets and liabilities as required under Statement No. 142, particularly with regard to deferred financing fees, fixed assets, pension obligations, trademarks, and employment agreements. In addition, the enterprise value used for purposes of determining the implied fair value of goodwill was derived from the value ascribed to us under the Recapitalization Transaction discussed in
Note 3. Following is a progression of goodwill for the year ended December 31, 2002 (in thousands):


                Balance at January 1, 2002                    $11,808
                Goodwill acquired                                   0
                Impairment losses                              (4,241)
                                                      ----------------
                Balance at December 31, 2002                  $ 7,567
                                                      ================

         Prior to the adoption of SFAS 142, we periodically assessed the recoverability of our goodwill and other long-lived assets based upon an evaluation of a number of factors such as a significant adverse event or a change in which the business operates. We used a market value approach for assessing the recoverability of enterprise level goodwill. During 2001 and 2000, we recognized goodwill impairment charges of approximately $14.1 million and $4.4 million, respectively.

INCOME TAXES

         We account for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

FINANCIAL INSTRUMENTS

         The fair value of our financial instruments approximated their carrying value at December 31, 2002 and 2001.

STOCK-BASED COMPENSATION

         We maintain several stock-based compensation plans, which are described more fully in Note 4. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options that are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the vesting period for options granted with an exercise price less than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   Year Ended December 31
                                                        ----------------------------------------------
                                                             2000            2001            2002
                                                        ---------------  --------------  -------------
         Risk free interest rate                            6.20%            5.02%          4.61%
         Volatility factor of expected market price         0.803            0.977          1.067
              of our common shares
         Weighted average expected life                       10              10              10
              of options (years)
         Dividend yield                                      None            None            None


         The weighted average fair value of options granted during 2002 ranged in value from $0.32 to $0.61 based on date of grant, exercise price, and current market price.

         The following table illustrates the effect on net loss applicable to common stock and the related per share amounts if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share amounts).



                                                                           Year Ended December 31
                                                                  -----------------------------------------
                                                                      2000          2001          2002
                                                                      ----          ----          ----
                                                                    (In thousands, except per share data)

        Net loss applicable to common stockholders, as             $(13,968)     $(15,679)      $(6,193)
           reported

        Deduct:  Total stock-based employee compensation               (474)         (188)          (34)
           expense determined under fair value based method for        -----     --------       -------
           all awards, net of related tax effects

        Pro forma net loss applicable to common stockholders       $(14,442)     $(15,867)      $(6,227)
                                                                   =========     =========      ========

        Net loss applicable to common stockholders per
           common share - basic and diluted:
            As reported                                            $ (23.06)     $ (25.86)      $ (8.61)
                                                                   =========     =========      ========
            Pro forma                                              $ (23.84)     $ (26.17)      $ (8.66)
                                                                   =========     =========      ========

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period plus dilutive common stock equivalents using the treasury stock method. See Note 8 for the computation of basic and diluted earnings per share.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

DERIVATIVES

         We have no derivative financial instruments as defined by Statement of Financial Accounting Standards No. 133.

SEGMENT REPORTING

         In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we operate in one reportable segment.

EFFECT OF NEW ACCOUNTING STANDARDS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted the provisions of Statement 144 beginning in the first quarter of fiscal 2002. The adoption of the Statement did not have a significant impact on our financial position and results of operations.

         The FASB's Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives", which was subsequently codified in EITF 01-09, "Accounting for Consideration given by a Vendor to a Customer", effective for years beginning after December 15, 2001. We adopted the provisions of the EITF beginning in the first quarter of fiscal 2002. The adoption of the EITF did not have a significant impact on our financial position and results of operations.

         The FASB's EITF issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was subsequently codified in EITF 01-09, "Accounting for Consideration given by a Vendor to a Customer", effective for years beginning after December 15, 2001. We adopted the EITF in the first quarter of fiscal 2002. In accordance with the provisions of this EITF, we have reclassified co-op advertising expenses from selling, general and administrative expenses to net sales for all reporting periods.

3.   LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         We are substantially dependent upon borrowings under our credit facility.

         UnionTools entered into a credit facility (the "Credit Facility") with Heller Financial, Inc. in December 1996 which, as amended and restated through July 2001, provided for a $40 million revolving credit facility and $16 million of term loans that collectively had an expiry date of April 30, 2002. On July 13, 2001, we entered into an amendment (the "Amendment") to the Credit Facility, that provided for a $25 million revolving credit facility from July 31 through October 31, 2001 ($30 million from November 1 through December 31, 2001; $25 million from January 1, 2002 through April 30, 2002). During May 2002, the expiration date of the Credit Facility was extended to June 30, 2002. Borrowings under the Credit Facility were secured by substantially all of the assets of UnionTools and were guaranteed by Acorn. The Acorn guarantee was secured by a pledge of all the capital stock of UnionTools.

         In connection with an amendment to the Credit Facility in October 1999, UnionTools issued a $6.0 million junior participation term loan note (the "Junior Participation Note") bearing interest at 12% per annum. Interest thereon was paid quarterly in arrears on each February 1, May 1, August 1, and November 1 through the issuance of additional term notes. The proceeds of the Junior Participation Note were funded through a subordinated participation agreement between the lender and our majority stockholders. The Junior Participation Note was by its terms incorporated into the Credit Facility and was secured by the collateral in accordance with the terms of such facility.

         Pursuant to the terms of the Amendment, borrowings under the Credit Facility bore interest at either the bank prime rate plus a margin of 3% or, at our option, the LIBOR rate plus a margin of 4%. Interest was due and payable monthly in arrears. In addition, we were required to pay a fee of 0.5% per year on the unused portion of the Revolving Facility.

         On June 28, 2002, we entered into a Recapitalization Transaction ("Recapitalization Transaction"), obtaining a new $10.0 million investment from our majority stockholders representing funds and accounts managed by TCW Special Credits and Oaktree Capital Management, LLC (the "Principal Holders"). We also entered into a new $45.0 million credit facility, agented by CapitalSource Finance, LLC (the "Lender"), consisting of a $12.5 million term loan and a $32.5 million revolving credit component. The term loan bears interest at prime plus 5.0% and the revolving credit component bears interest at prime plus 3.0%. The term loan has a $250,000 commitment fee and the revolver has a $650,000 commitment fee. In addition, there is a 1.0% annual unused line fee and a 0.5% annual collateral management fee. The facility expires in June 2007. The majority of the proceeds from this transaction were applied to our previous credit facility ($33.7 million was borrowed as of June 27, 2002), that otherwise expired on June 30, 2002. Relative to the extension and termination of our previous credit facility, we paid $2.0 million in success fees during the second quarter of fiscal 2002. Draws on the revolving credit facility are limited to amounts computed as a percentage of eligible accounts receivable and inventory. At December 31, 2002, we had $7.5 million available to borrow under our new credit facility.

         The term loan requires quarterly payments as follows:

          Quarterly Payment:           Beginning:
          $625,000                     October 2003
          $750,000                     October 2004
          $812,000                     October 2005
          $938,000                     October 2006



4.   STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

         In connection with the Recapitalization Transaction, holders of common stock received rights (at the rate of 1,000 rights per 100 shares of common stock) to purchase one share of newly-issued common stock at $5.00 per share (post-split) for each right received (the "Rights Offering"). Participation in the Rights Offering resulted in the issuance of two hundred shares of common stock.

         In conjunction with the new credit facility, we issued to the Lender 233,355 shares of our common stock during 2002, the value of which has been included in deferred financing fees and redeemable common stock on the balance sheet. In connection with a future termination in full of this new credit facility, the Lender has the right to require us to repurchase all the shares issued to the Lender at a price per share that is dependent on certain measures of cash flow, debt, and cash at a future date. As of December 31, 2002, our potential repurchase obligation does not exceed the carrying value of the redeemable common stock.

         As part of the Recapitalization Transaction, the Principal Holders purchased for cash from us $10.0 million principal amount of 12% Convertible Notes due June 15, 2005 (the "Convertible Notes"). Upon the closing of the Rights Offering, the Convertible Notes (together with accrued interest thereon) were converted into 2,116,661 shares of our common stock at the Rights Offering price of $5.00 per share.

         The Recapitalization Transaction also caused the Principal Holders to receive 822.6696 shares of newly-issued Series A Preferred Stock, $10,000 per share liquidation preference (the "Preferred Stock"), in exchange for all of their previously existing and outstanding interests in the Junior Participation Notes, which represented the total amount of principal and accrued interest owing thereon. The Preferred Stock had an initial aggregate liquidation preference equal to $8.2 million and accrued dividends at a 12% annual rate. The Preferred Stock and related accrued dividends were converted into 1,741,312 shares of our common stock at the Rights Offering price of $5.00 per share.

         The Rights Offering, the conversion of the Preferred Stock, and the conversion of the Convertible Notes were conditioned on the receipt of stockholder approval of the transactions which were approved at our Annual Meeting of Stockholders on November 20, 2002.

         Upon receipt of stockholder approval and before consummation of the Rights Offering, we effected a 1-for-10 reverse stock split. Prior year share and per share balances included in the accompanying financial statements have been adjusted to reflect the impact of the reverse stock split.

         Additionally in December 2002 and upon completion of the Rights Offering, we issued to Houlihan Lokey Howard & Zukin ("HLHZ") Investments LLC (a subsidiary of HLHZ Capital, Inc.) 126,800 shares of common stock and paid $1,000 representing payment in full of a promissory note issued in June 2002 on account of financial advisory services that HLHZ rendered to us. In connection therewith, HLHZ delivered a written opinion that the Recapitalization Transaction was fair from a financial point of view to us and our stockholders.

         In December 2002 and upon completion of the Rights Offering, we issued to the Principal Holders an aggregate of 3,937,657 shares of common stock and paid to the Principal Holders an aggregate of $54.93 for fractional shares. Included in the issuance of the shares of common stock were 79,684 shares issued to one of the Principal Holders in exchange for deferred equity compensation owing to our current and past directors employed by an affiliate of the Principal Holders.

         In April 1997, we adopted the 1997 Stock Incentive Plan (the "Incentive Plan") for our executives and certain other associates. The purpose of the Incentive Plan is to provide incentives to associates by granting awards tied to the performance of our common stock. Awards to associates may take the form of options, stock appreciation rights, or sales or grants of restricted stock. We have reserved an aggregate of 250,000 shares of common stock for issuance under the Incentive Plan. At December 31, 2002, there were options outstanding to purchase 5,090 shares of common stock at a weighted average exercise price of $99.14 per share. We have also issued 49,500 shares of restricted stock under the Incentive Plan. In addition, 83,500 shares of restricted stock have been granted but had not been issued as of December 31, 2002.

         In January 1998, we adopted the 1997 Nonemployee Director Stock Incentive Plan (the "Nonemployee Director Incentive Plan") for nonemployee directors of Acorn. The purpose of the Nonemployee Director Incentive Plan is to enable us to attract and retain nonemployee directors by granting awards tied to the performance of the common stock. Awards to directors may take the form of options, stock appreciation rights, or sales or grants of restricted stock. We have reserved an aggregate of 300,000 shares of common stock for issuance under the Nonemployee Director Incentive Plan. At December 31, 2002, there were options outstanding to purchase 3,564 shares of common stock at a weighted average exercise price of $50.10 per share. We have also issued 55,000 shares of restricted stock under the Nonemployee Director Incentive Plan.

         In December 2002 and upon completion of the Rights Offering, we granted to each of the non-employee directors (other than the directors affiliated with the Principal Holders) options to purchase 20,000 shares of our common stock at an exercise price of $5.00 per share. In connection with an amendment to the restricted stock agreements of these non-employee directors, all of these options were terminated on December 31, 2002.

         The following table summarizes the stock option activity:



                                                                                 Number         Weighted Average
                                                                                of Shares        Exercise Price
                                                                               ------------    -------------------
1997 STOCK INCENTIVE PLAN
Outstanding at December 31, 1999                                                    34,930             $57.62
Granted                                                                             64,219              15.67
Exercised                                                                                0
Expired/terminated                                                                 (26,204)             41.88
                                                                               ------------
Outstanding at December 31, 2000                                                    72,945              26.34

Granted                                                                             24,020               8.91
Exercised                                                                                0
Expired/terminated                                                                 (24,335)             27.53
                                                                               ------------
Outstanding at December 31, 2001                                                    72,630              20.18

Granted                                                                             10,250               3.50
Exercised                                                                                0
Expired/terminated                                                                 (77,790)             12.82
                                                                               ------------
Outstanding at December 31, 2002                                                     5,090             $99.14
                                                                               ============


1997 NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN
Outstanding at December 31, 1999                                                     4,743             $80.94
Granted                                                                             10,000              15.00
Exercised                                                                                0
Expired/terminated                                                                       0
                                                                               ------------
Outstanding at December 31, 2000                                                    14,743              36.21

Granted                                                                              9,306              15.00
Exercised                                                                                0
Expired/terminated                                                                       0
                                                                               ------------
Outstanding at December 31, 2001                                                    24,049              28.01

Granted                                                                             80,000               5.00
Exercised                                                                                0
Expired/terminated                                                                (100,485)              8.91
                                                                               ------------
Outstanding at December 31, 2002                                                     3,564             $50.10
                                                                               ============



                                                                  Number      Weighted Average
                                                                 of Shares     Exercise Price
                                                                 ----------   -----------------
OTHER STOCK OPTIONS
Outstanding at December 31, 1999                                     2,169          $32.34
Granted                                                                  0
Exercised                                                                0
Expired/terminated                                                       0
                                                                 ----------
Outstanding at December 31, 2000                                     2,169           32.34

Granted                                                                  0
Exercised                                                                0
Expired/terminated                                                       0
                                                                 ----------
Outstanding at December 31, 2001                                     2,169           32.34

Granted                                                                  0
Exercised                                                           (1,591)           0.10
Expired/terminated                                                       0
                                                                 ----------
Outstanding at December 31, 2002                                       578         $121.00
                                                                 ==========




         The following table summarizes information regarding stock options outstanding at December 31, 2002.


                                    Options Outstanding                       Options Exercisable
                       ------------------------------------------------   ----------------------------
                           Number     Weighted Average      Weighted         Number         Weighted
     Range of           Outstanding      Remaining           Average       Exercisable      Average
  Exercise Prices      at 12/31/2002  Contractual Life    Exercise Price  at 12/31/2002  Exercise Price
--------------------   -------------  ----------------    --------------  -------------  --------------

$0.01 to $59.99              3,507               6.83         $ 21.28           3,507         $ 21.28
$60.00 to $89.99             1,152               6.08         $ 67.00           1,152         $ 67.00
$90.00 to $120.99              745               5.08         $102.50             745         $102.50
$121.00 to $140.00           3,828               3.97         $137.13           3,828         $137.13


         In April 1997, we adopted the Deferred Equity Compensation Plan for Directors (the "Director Stock Plan"). The purpose of the Director Stock Plan is to increase the proprietary interest of nonemployee members of our Board of Directors, thereby increasing their incentive to contribute to our success. Only nonemployee directors are eligible to participate in the Director Stock Plan. The number of shares of common stock reserved for issuance pursuant to the Director Stock Plan is 200,000. In lieu of cash, directors could elect to receive all or one-half of their fees in the form of shares of common stock. The number of shares of common stock issued was determined by dividing (i) an amount equal to the dollar amount of the fees to be received in the form of shares of common stock by (ii) the average of the high and low sale prices of the common stock on the Nasdaq SmallCap Market on the last business day preceding the date of payment. Any cash or stock dividends payable on shares of common stock accrue for the benefit of the directors in the form of additional shares of common stock. Shares of common stock are distributed in the form of common stock following the director's resignation from the Board of Directors. In addition, shares of common stock are distributed to directors in the form of common stock following the death of the director or a change in control of Acorn as defined in the Director Stock Plan. In July 2002, the Director Stock Plan was frozen and director compensation was revised to a cash payment of $20,000 annually. As of December 31, 2001, 17,665 shares of common stock had been awarded and as of December 31, 2002, 7,266 shares of common stock had been awarded under the Director Stock Plan representing an equal number of shares of common stock to be issued in the future.

5.   INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:



                                                                  12/31/2001        12/31/2002
                                                                ---------------   ---------------
                                                                           (In thousands)
              Deferred tax assets:
                   Inventory                                          $    540          $    870
                   Accrued expenses and other                            2,108             2,301
                   Goodwill                                              1,087             1,943
                   Net operating loss carryforwards                     32,055            31,462
                   Capital loss carryforward                             2,584             1,710
                                                                ---------------   ---------------
                        Total deferred tax assets                       38,374            38,286
              Valuation allowance for deferred tax assets              (37,801)          (37,853)
                                                                ---------------   ---------------
              Deferred tax assets                                          573               433
              Deferred tax liabilities:
                   Depreciation and other                                  573               433
                                                                ---------------   ---------------
                        Total deferred tax liabilities                     573               433
                                                                ---------------   ---------------
                        Net deferred tax assets                       $      0          $      0
                                                                ===============   ===============



Based on our history of operating losses and in accordance with SFAS No. 109, we record a 100% valuation allowance resulting in no net deferred tax asset being recognized.

         At December 31, 2002, we had net operating loss (NOL) carryforwards of approximately $78.7 million for income tax purposes that expire in varying amounts in the years 2008 through 2022. Of this amount, approximately $28.6 million of net operating losses that originated prior to our initial public offering (IPO) on June 27, 1997 are subject to limitation under Internal Revenue Code Section 382. There are no Section 382 limitations on the remaining $50.1 million of net operating loss carryforwards. In accordance with the provisions of Section 382, utilization of the pre-IPO net operating losses is limited to approximately $1.2 million annually unless the Section 382 limitation exceeds the taxable income for a given year, in which case the excess amount carries over to and increases the annual Code Section 382 limitation for the succeeding year. Due to the carryover of excess Code Section 382 limited net operating losses, at December 31, 2002, we have approximately $7.3 million of Code Section 382 limited net operating losses that are available to offset taxable income in 2003 (in addition to the $50.1 million of net operating loss carryforwards that are not limited). We also have capital loss carryforwards of approximately $4.3 million for income tax purposes that expire in 2003. A table of available net operating loss carryforwards is as follows:


                                                       NOL Generated
                    Period                            During the Year        Expiration Year
------------------------------------------------    -------------------    ------------------
                                                       (In thousands)
NOLs Limited by Code Section 382
     Fiscal year ended July 1994                              $ 2,369                2008
     Fiscal year ended July 1995                                5,579                2009
     Fiscal year ended July 1996                                9,765                2010
     Short period ended 6/27/97                                10,864                2011
                                                   -------------------

                                                               28,577     Pre-IPO NOLs
                                                   -------------------

NOLs Not Limited by Code Section 382
     Period 6/28/97 through 8/1/97                              1,152                2011
     Fiscal year ended July 1998                                7,284                2012
     Fiscal year ended July 1999                                6,645                2018
     Fiscal year ended December 1999                           12,022                2019
     Fiscal year ended December 2000                           14,593                2020
     Fiscal year ended December 2001                            6,369                2021
     Fiscal year ended December 2002                            2,012                2022
                                                   -------------------

                                                               50,077     Post-IPO NOLs
                                                   -------------------

                                                              $78,654     Total NOLs at December 31, 2002
                                                   ===================



         The provision for income taxes (benefit) is comprised of the following:



                                              Year Ended December 31,
                                 --------------------------------------------------
                                     2000              2001              2002
                                 --------------    --------------    --------------
                                                   (In thousands)

         Current - Federal                 $ 0               $ 0              $  0
         Current - State                    80                84               (51)
                                 --------------    --------------    --------------
                                           $80               $84              $(51)
                                 ==============    ==============    ==============


6.   PENSION AND POST-RETIREMENT BENEFIT PLANS

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


                                                                         Fiscal Year
                                                         --------------------------------------------
                                                            2000            2001            2002
                                                         ------------    ------------    ------------
                                                                       (In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year                     $17,109         $18,620         $19,548
Service cost                                                     311             142             172
Interest cost                                                  1,323           1,332           1,458
Actuarial losses / (gains)                                     1,330             650           1,929
Plan amendments                                                 (192)            101               0
Curtailment loss / (gain)                                          0               0             (14)
Benefits paid                                                 (1,261)         (1,297)         (1,417)
                                                         ------------    ------------    ------------
Benefit obligations at end of period                         $18,620         $19,548         $21,676
                                                         ============    ============    ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period             $17,482         $19,940         $19,614
Actual return on plan assets                                   1,859             507            (581)
Company contributions                                          1,860             464             847
Benefits paid                                                 (1,261)         (1,297)         (1,417)
                                                         ------------    ------------    ------------
Fair value of plan assets at end of period                   $19,940         $19,614         $18,463
                                                         ============    ============    ============

Funded status of the plans                                    $1,549             $67         $(3,212)
Unrecognized net actuarial losses / (gains)                    2,867           4,706           8,530
Minimum pension liability                                     (2,386)         (2,966)         (8,934)
Unamortized prior service cost                                   523             573             404
                                                         ------------    ------------    ------------
Prepaid (accrued) benefit cost                                $2,553          $2,380         $(3,212)
                                                         ============    ============    ============

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                  7.50%           7.25%           7.00%
Expected return on plan assets                                 8.75%           8.75%           8.75%
Rate of compensation increase                                  4.00%           4.00%           4.00%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                    $311            $142            $172
Interest cost                                                  1,323           1,332           1,458
Expected return on plan assets                                (1,859)           (507)         (1,686)
Amortization of prior service cost                                44              51              51
Recognized net actuarial losses / (gains)                        367          (1,152)            358
Effects of changes in assumption                                   0               0               0
                                                         ------------    ------------    ------------
Net periodic benefit cost (income)                              $186           $(134)           $353
                                                         ============    ============    ============


         The following is a summary of aggregate prepaid benefit costs and aggregate accrued benefit costs:



                                                           12/31/2001         12/31/2002
                                                         --------------     --------------
                                                                  (In thousands)

                  Aggregate prepaid benefit cost               $ 3,889                 $0
                  Aggregate accrued benefit cost                (1,509)            (3,212)
                                                         --------------     --------------
                  Net prepaid (accrued) benefit cost           $ 2,380            $(3,212)
                                                         ==============     ==============



         We have individual defined benefit pension plans that have accumulated benefit obligations that are in excess of plan assets. These same plans have projected benefit obligations that are in excess of plan assets. The aggregate accumulated benefit obligations, projected benefit obligations, and fair value of plan assets of these plans are as follows:

                                                                      12/31/2001           12/31/2002
                                                                    ---------------      ---------------
                                                                               (In thousands)

                Aggregate accumulated benefit obligations                $8,641              $21,676
                Aggregate projected benefit obligations                   8,644               21,676
                Aggregate fair value of plan assets                       7,137               18,463



POST-RETIREMENT BENEFIT PLANS

         We also sponsor an unfunded defined benefit health care plan that provides post-retirement medical and life insurance benefits to associates who had attained age 50 and 10 years of service by August 1, 1996 and to current participants receiving benefits. Lifetime benefits under the plan are capped at $25,000 per participant. Activity related to the plan is as follows:


                                                                           Fiscal Year
                                                          ----------------------------------------------
                                                             2000              2001             2002
                                                          ------------      -----------      -----------
                                                                         (In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year                      $ 2,292          $ 2,712            $ 629
Service cost                                                        2                8               12
Interest cost                                                     188              109               46
Participant contributions                                         230              188                8
Curtailment                                                         0           (2,082)            (191)
Actuarial losses                                                  815               38               80
Benefits paid                                                    (815)            (344)             (40)
                                                          ------------      -----------      -----------
Benefit obligations at end of period                          $ 2,712          $   629            $ 544
                                                          ============      ===========      ===========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                   $0               $0               $0
Company contributions                                             585              156               32
Participant contributions                                         230              188                8
Benefits paid                                                    (815)            (344)             (40)
                                                          ------------      -----------      -----------
Fair value of plan assets at end of period                         $0               $0               $0
                                                          ============      ===========      ===========

Funded status of the plans (under-funded)                     $(2,712)         $  (628)           $(544)
Unrecognized net actuarial losses / (gains)                         4               38              (73)
                                                          ------------      -----------      -----------
Accrued benefit cost                                          $(2,708)         $  (590)           $(617)
                                                          ============      ===========      ===========

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                   7.50%            7.38%            6.75%
Expected return on plan assets                                    N/A              N/A              N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                       $2               $8            $  12
Interest cost                                                     188              109               46
Expected return on plan assets                                      0                0                0
Amortization of prior service cost                                  0                0                0
Recognized net actuarial gains                                    (22)               0                0
Recognized settlement gains                                         0           (2,077)               0
Effects of changes in assumption                                    0                0                0
                                                          ------------      -----------      -----------
Net periodic benefit cost                                     $   168          $(1,960)           $  58
                                                          ============      ===========      ===========


         The weighted average health care cost trend rate for fiscal 2003 is 10.0% and is trending toward 5.0% in 2008. The weighted average health care cost trend rate for fiscal 2002 was 5.0%. A one percentage point change in the assumed health care cost trend rate would have the following effects on post-retirement benefit obligations:


                                                                                One Percentage       One Percentage
                                                                                Point Increase       Point Decrease
                                                                               -----------------    ------------------
                                                                                            (In thousands)

Effect on total of service and interest cost components in fiscal 2002                  $ 7                  $ (6)

Effect on total of post-retirement benefit obligation in fiscal 2002                    $51                  $(44)



          In February 2001, UnionTools, acting in its capacity as the plan sponsor and policy holder, notified certain of its associates, retirees, and collective bargaining units of its intention to eliminate retiree medical and life benefits. The elimination of these benefits resulted in a settlement gain of approximately $2.1 million which is reflected as a component of net periodic pension benefit cost.

DEFINED CONTRIBUTION 401(k) PLAN

         We sponsor defined contribution 401(k) plans covering all associates. Our matching contribution varies by plan and amounted to approximately $320,000 in fiscal 2002, $309,000 in fiscal 2001, and $362,000 in fiscal 2000.

7.   COMMITMENTS AND CONTINGENCIES

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

         Rent expense under operating leases was $1.5 million in fiscal 2002, $1.6 million in fiscal 2001, and $2.3 million in fiscal 2000.

         The minimum annual payments under non-cancelable operating leases and the Scotts license agreement at December 31, 2002 are as follows:


                        Year                Amount
                    -------------       ----------------

                    2003                     $1,839,000
                    2004                      1,148,000
                    2005                        961,000
                    2006                      1,062,000
                    2007                      1,057,000
                    Thereafter                1,929,000



LITIGATION

         From time to time, we are a party to personal injury litigation arising out of incidents involving the use of our products purchased by consumers from retailers to whom we distribute. We are generally covered by insurance for these product liability claims.

COLLECTIVE BARGAINING AGREEMENTS

         The majority of our hourly associates are covered by collective bargaining agreements, including those at the primary manufacturing facility in Frankfort, New York. The collective bargaining agreement covering the Frankfort hourly associates expires in 2004. We have not been subject to a strike or work stoppage in over 20 years and believe that our relationships with our associates and applicable unions are good. However, there can be no assurance that we will be successful in negotiating new labor contracts on terms satisfactory to us or without work stoppages or strikes. A prolonged work stoppage or strike at any of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

AGREEMENTS WITH KEY EXECUTIVES

         We have entered into agreements with certain of our executive officers providing for, under certain circumstances, payments from us following the termination of such executives' employment with us or following a change in control of the Company (as defined therein).

8.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and dilutive earnings per share:


                                                                        Fiscal Year
                                                    ----------------------------------------------------
                                                         2000              2001              2002
                                                    ----------------  ----------------  ----------------
NUMERATOR
Net loss attributable to common stockholders           $(13,968,000)     $(15,679,000)      $(6,193,000)
                                                    ================  ================  ================

DENOMINATOR
Denominator for basic earnings per share                    605,736           606,222           718,987
  - weighted average shares
Effect of dilutive securities:
     1997 Stock Incentive Plan                                    0                 0                 0
     1997 Nonemployee Director Stock                              0                 0                 0
        Incentive Plan
     Deferred Equity Compensation                                 0                 0                 0
        Plan for Directors
     Other stock options                                          0                 0                 0
                                                    ----------------  ----------------  ----------------
     Dilutive potential common shares                             0                 0                 0
                                                    ----------------  ----------------  ----------------

Denominator for diluted earnings per share                  605,736           606,222           718,987
                                                    ================  ================  ================
  - weighted average shares and assumed
    conversions

Basic loss attributable to common                           $(23.06)          $(25.86)           $(8.61)
                                                    ================  ================  ================
   stockholders per share

Diluted loss attributable to common                         $(23.06)          $(25.86)           $(8.61)
   stockholders per share                           ================  ================  ================




         For additional disclosure regarding outstanding stock options and the Deferred Equity Compensation Plan for Directors, see Note 4 - Stockholders' Equity.

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain financial data for each quarter of fiscal 2001 and 2002. The financial data for each of these quarters is unaudited but includes all adjustments which we believe to be necessary for a fair presentation. All quarters include normal recurring adjustments. These operating results, however, are not necessarily indicative of results for any future period.


                                                            Net
                                                          Income           Net
                                                          (Loss)         Income
                                                        Attributable     (Loss)
                             Net           Gross         to Common      Per Share
                            Sales          Profit        Stockholders   (Diluted)
                         ------------    -----------    -------------  ------------
                                  (In thousands, except for per share data)
2001
     First quarter         $27,842        $ 7,216        $  1,358       $   2.24
     Second quarter         28,752          5,461            (479)         (0.79)
     Third quarter          17,414          4,306          (1,278)         (2.11)
     Fourth quarter         17,296          3,917         (15,280)        (25.20)
                       ------------    -----------    ------------   ------------
                           $91,304        $20,900        $(15,679)      $ (25.86)
                       ============    ===========    ============   ============

2002
     First quarter         $26,835        $ 6,752        $  1,980       $   3.26
     Second quarter         26,655          6,419             427           0.70
     Third quarter          19,306          4,624          (4,822)         (7.54)
     Fourth quarter         18,407          3,320          (3,778)         (5.03)
                       ------------    -----------    ------------   ------------
                           $91,203        $21,115        $ (6,193)      $  (8.61)
                       ============    ===========    ============   ============


10.   OTHER EXPENSES

         In fiscal 2000, we sold certain assets related to our watering products operations. Total proceeds received in connection with the sale of these assets were approximately $4 million and we recognized a loss on disposal of approximately $1.2 million.

         In fiscal 2001, we incurred $0.5 million primarily in financial advisory, consulting and legal fees to evaluate strategic alternatives.

         In fiscal 2002, we incurred approximately $1.0 million of expense for financial advisory, consulting and legal fees associated with our recapitalization and refinancing. In fiscal 2002, we also incurred approximately $2.0 million of expense related to the relocation of our distribution facility from Columbus, Ohio to Louisville, Kentucky.

11.   RESTRUCTURING PLAN

         During the second quarter of fiscal 2002, we implemented a restructuring plan to relocate our primary distribution facility from Columbus, Ohio to Louisville, Kentucky. As a result, in fiscal 2002 we incurred $1.987 million of costs related to this relocation, of which $533,000 was accrued in the second quarter of fiscal 2002 as a restructuring charge. In connection with the project, we incurred approximately $437,000 of employee separation costs. In addition, exit costs of approximately $197,000 were incurred related to duplicative leases. The remaining $1.355 million of costs related to the transition and start-up phases of the move to the Louisville location, including professional services, freight and handling, and employee and hiring costs. We expect payments associated with employee separation costs and lease termination and other costs to be substantially paid by the end of the first quarter of fiscal 2003. The amounts charged against the restructuring reserve during the period ended December 31, 2002 are as follows (in thousands):

                               Balance at                                                            Balance at
                                1/01/2002               Additions (1)               Payments         12/31/2002
                                ---------               -------------               --------         ----------

Employee separation costs       $    -                    $    437                  $    (371)         $   66
Other exit costs                     -                       1,550                     (1,444)            106
                                ------                    ---------                 ----------         ------
                                $    -                    $  1,987                  $  (1,815)         $  172
                                ======                    ========                  ==========         ======


(1) Amounts represent items that have been either expensed as incurred or accrued.


12.   SUBSEQUENT EVENTS

         On February 21, 2003, Acorn Merger Corporation ("AMC"), The TCW Group, Inc., Trust Company of the West, TCW Asset Management Company, TCW Special Credits, Oaktree Capital Management, LLC, OCM Principal Opportunities Fund, L.P., A. Corydon Meyer, John G. Jacob, Gary W. Zimmerman, and Carol B. LaScala (collectively, the "Filing Persons") filed with the Securities and Exchange Commission a Schedule 13E-3 that announced that Acorn Merger Corporation ("AMC"), a newly formed affiliate of investment funds controlled by Oaktree Capital Management, LLC ("OCM"), has entered into agreements with parties owning 92.5% of our common stock providing for the "short form" merger of AMC into the Company. Under the terms of the proposed merger, our stockholders who are not stockholders of AMC will receive $3.50 per share in cash after delivering their shares to a designated paying agent.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS



                                                                        December 31,
                                                             -----------------------------------
                                                                  2001                2002
                                                             ---------------      --------------
                                                                       (In thousands)
ASSETS
     Cash                                                          $    664            $      0
     Prepaid and other assets                                             0                  24
                                                             ---------------      --------------
     Total current assets                                               664                  24
     Other assets (principally investment in and                      6,455              17,338
                                                             ---------------      --------------
       amounts due from wholly-owned subsidiaries)
     Total assets                                                  $  7,119            $ 17,362
                                                             ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses                         $  1,007            $  2,195
     Other current liabilities                                           50                   0
                                                             ---------------      --------------
     Total current liabilities                                        1,057               2,195

Redeemable common stock                                                   0               1,167

Stockholders' equity:
     Common stock                                                    78,262              98,404
     Contributed capital - stock options                                460                 452
     Minimum pension liability                                       (2,121)             (8,211)
     Retained earnings (deficit)                                    (68,278)            (74,474)
                                                             ---------------      --------------
                                                                      8,323              16,171
     Common stock in treasury                                        (2,261)             (2,171)
                                                             ---------------      --------------
     Total stockholders' equity                                       6,062              14,000
                                                             ---------------      --------------
Total liabilities, redeemable common stock,                        $  7,119            $ 17,362
     and stockholders' equity                                ===============      ==============






                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                         Fiscal Year
                                                        -----------------------------------------------
                                                           2000              2001              2002
                                                        -----------       -----------       -----------
                                                                        (In thousands)

Selling and administrative expenses                       $  2,756          $  1,532           $ 3,836
Interest expense                                               194               410                 0
Amortization of goodwill                                       175               183                 0
Asset impairment                                                 0             5,820                 0
Other expenses                                                  80               629             2,953
                                                        -----------       -----------       -----------
Loss before equity in losses of subsidiaries                (3,205)           (8,574)           (6,789)
  and preferred stock dividends
Equity in income (losses) of subsidiaries                  (10,763)           (7,105)              116
Preferred stock dividends                                        0                 0               480
                                                        -----------       -----------       -----------
Net loss attributable to common stockholders              $(13,968)         $(15,679)          $(6,193)
                                                        ===========       ===========       ===========





                             See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                Fiscal Year
                                              ------------------------------------------------
                                                 2000              2001               2002
                                              ------------      ------------       -----------
                                                               (In thousands)
OPERATING ACTIVITIES:
Net cash from operating activities                   $ 15              $562             $   0
INVESTING ACTIVITIES:
Property and equipment                                  0                 0                 0
FINANCING ACTIVITIES:
Net activity on revolving loan                          0                 0              (664)
Issuance of treasury stock                             87                 0                 0
                                              ------------      ------------       -----------
                                                       87                 0              (664)
                                              ------------      ------------       -----------
Increase (decrease) in cash                          $102              $562             $(664)
                                              ============      ============       ===========





                            See accompanying notes.

                              ACORN PRODUCTS, INC.
                                (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         In the parent company-only financial statements, Acorn's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. Acorn's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent company-only financial statements should be read in conjunction with our consolidated financial statements.

2.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Acorn is a guarantor of the credit facility of UnionTools, a wholly-owned subsidiary. Cash utilized by Acorn is provided through inter-company borrowings and is subject to certain restrictions. See Note 3 to our consolidated financial statements.

                                UNIONTOOLS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 2002


                                                                    Additions
                                                           ------------------------------
                                            Balance at      Charged to        Charged                          Balance
                                            Beginning        Costs and        to Other                         at End
              Description                   of Period        Expenses         Accounts       Deductions       of Period
----------------------------------------  ---------------  --------------   -------------  ---------------  --------------

PERIOD ENDED DECEMBER 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts               $  663,184      $   99,713       $(175,952)      $  289,362      $  297,583
Reserve for sales, discounts, and                627,057         720,629               0          971,962         375,724
                                          ---------------  --------------   -------------  ---------------  --------------
  other allowances
Total                                         $1,290,241      $  820,342       $(175,952)      $1,261,324      $  673,307

PERIOD ENDED DECEMBER 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts               $  820,460      $  474,393        $(50,272)      $  581,397      $  663,184
Reserve for sales, discounts, and              1,303,595       1,714,147               0        2,390,685         627,057
                                          ---------------  --------------   -------------  ---------------  --------------
  other allowances
Total                                         $2,124,055      $2,188,540        $(50,272)      $2,972,082      $1,290,241

PERIOD ENDED DECEMBER 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts               $  642,000      $1,192,332        $      0       $1,013,872      $  820,460
Reserve for sales, discounts, and              1,498,446       3,495,906               0        3,690,757       1,303,595
                                          ---------------  --------------   -------------  ---------------  --------------
  other allowances
Total                                         $2,140,446      $4,688,238        $      0       $4,704,629      $2,124,055
